Form 10-Q
period 2021-09-30
Clearwater Analytics Holdings, Inc.
filed 2021-11-12
CIK 1866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-40838

Clearwater Analytics Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	87-1043711
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 W. Main Street Suite 900 Boise, ID	83702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (208) 918-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	CWAN	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

As of November 12, 2021, the number of outstanding shares of the registrant’s common stock was:

47,366,089 shares of Class A common stock.

11,151,110 shares of Class B common stock.

47,377,587 shares of Class C common stock.

130,083,755 shares of Class D common stock.

As used in this Quarterly Report on Form 10-Q, unless expressly indicated or the context otherwise requires, references to "Clearwater," "we," "us," "our," "the Company," and similar references refer to Clearwater Analytics Holdings, Inc. and its consolidated subsidiaries, including CWAN Holdings, LLC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking” statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, technology developments, financing and investment plans, dividend policy, competitive position, industry and regulatory environment, potential growth opportunities and the effects of competition. Forward looking statements include statements that are not historical facts and can be identified by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “will,” “would” or similar expressions and the negatives of those terms. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

Important factors that could cause actual results, performance or achievements to differ materially from our expectations include, but are not limited to, the following:

•
we operate in a highly competitive industry, with many companies competing for business from insurance companies, asset managers, corporations and government entities on the basis of a number of factors, including the quality and breadth of solutions and services provided, ability to innovate, reputation and the prices of services, and this competition could hurt our financial performance;
•
we have experienced rapid revenue growth over the past several years, which may be difficult to sustain, and we depend on attracting and retaining top talent to continue growing and operating our business, and if we are unable to hire, integrate, develop, motivate and retain our personnel, we may not be able to maintain or manage our growth, which could have a material adverse effect on our business, financial condition or results of operations;
•
if our investment accounting and reporting solutions, regulatory reporting solutions or risk management or performance analytics solutions fail to perform properly due to undetected errors or similar problems, our business, financial condition, reputation or results of operations could be materially adversely affected;
•
our business relies heavily on computer equipment, cloud-based services, electronic delivery systems, networks and telecommunications systems and infrastructure, the Internet and the information technology systems of third parties. Any failures or disruptions in any of the foregoing could result in reduced revenues, increased costs and the loss of clients and could harm our business, financial condition, reputation and results of operations;
•
if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed;
•
if our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest, and our competitive position may be harmed;
•
we may need to defend ourselves against third-party claims that we are infringing, misappropriating or otherwise violating others’ intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate;
•
Welsh, Carson, Anderson & Stowe, Warburg Pincus LLC, Permira Advisers LLC and their respective affiliates and permitted transferees, referred to herein as our “Principal Equity Owners”, will continue to have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote;
•
we are classified as a “controlled company,” and as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements. In addition, the Principal Equity Owners’ interests may conflict with our interests and the interests of other stockholders;
•
the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers;
•
provisions in our certificate of incorporation and bylaws, may have the effect of delaying or preventing a change of control or changes in our management; and
•
those described in the section titled "Risk Factors" in our prospectus dated September 23, 2021 (File No. 333-259155) (the “Prospectus”) as filed with the Securities and Exchange Commission (the “SEC”) on September 27, 2021 pursuant to Rule

ii

424(b)(4) under the Securities Act of 1933, as amended (the “Securities Act”) and in periodic reports that we file with the Securities and Exchange Commission, and our reports to shareholders. These filings are available at www.sec.gov and on our website.

Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q and should not be relied upon as representing Clearwater Analytics’ expectations or beliefs as of any date subsequent to the time they are made. Clearwater Analytics does not undertake to and specifically declines any obligation to update any forward-looking statements that may be made from time to time by or on behalf of Clearwater Analytics.

You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020 included in the Prospectus.

iii

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Clearwater Analytics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts, unaudited)

	September 30	December 31
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$245,094	$61,088
Accounts receivable, net	48,999	32,882
Prepaid expenses and other current assets	11,110	7,550
Total current assets	305,203	101,520
Property and equipment, net	9,989	8,849
Deferred contract costs, non-current	4,773	4,580
Debt issuance costs - line of credit	971	420
Other non-current assets	5,672	190
Total assets	$326,608	$115,559
Liabilities and Stockholders' Equity/ Members' Deficit
Current liabilities:
Accounts payable	$1,472	$1,340
Accrued expenses and other current liabilities	28,044	33,789
Notes payable, current portion	2,750	3,077
Total current liabilities	32,266	38,206
Notes payable, less current maturities and unamortized debt issuance costs	51,823	421,827
Other long-term liabilities	132	134
Total liabilities	84,221	460,167
Stockholders' Equity/ Members' Deficit
Members' deficit	—	(245,806)
Class A common stock, par value $0.001 per share; 1,500,000,000 shares authorized, 47,366,089 shares issued and outstanding	47	—
Class B common stock, par value $0.001 per share; 500,000,000 shares authorized, 11,151,110 shares issued and outstanding	11	—
Class C common stock, par value $0.001 per share; 500,000,000 shares authorized, 47,377,587 shares issued and outstanding	47	—
Class D common stock, par value $0.001 per share; 500,000,000 shares authorized, 130,083,755 shares issued and outstanding	130	—
Additional paid-in-capital	373,314	(98,860)
Accumulated other comprehensive income (loss)	(40)	58
Accumulated Deficit	(191,234)	—
Total stockholders' equity attributable to Clearwater Analytics Holdings, Inc.	182,275	(344,608)
Noncontrolling interests	60,112	—
Total stockholders' equity/ members' deficit	242,387	(344,608)
Total liabilities and Stockholders' Equity/ Members' Deficit	$326,608	$115,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$64,489	$53,355	$182,259	$148,464
Cost of revenue(2)	17,785	12,325	47,683	39,216
Gross profit	46,704	41,030	134,576	109,248
Operating expenses:
Research and development(2)	18,415	14,760	50,991	38,829
Sales and marketing(2)	10,126	4,661	26,151	13,261
General and administrative(2)	10,900	5,104	29,627	16,078
Total operating expenses	39,441	24,525	106,769	68,168
Income from operations	7,263	16,505	27,807	41,080
Interest expense, net	8,302	4,810	25,261	15,424
Loss on debt extinguishment	10,303	—	10,303	—
Other (income) expense, net	(130)	97	(65)	213
Income (loss) before provision for income taxes	(11,212)	11,598	(7,692)	25,443
Provision for income taxes	216	99	536	309
Net income (loss)	(11,428)	11,499	(8,228)	25,134
Less: Net income (loss) attributable to noncontrolling interests	(3,114)	—	86	—
Net loss attributable to Clearwater Analytics Holdings, Inc.	$(8,314)	$—	$(8,314)	$—

Net loss per share attributable to Class A and Class D common stockholders stock (Note 10) (1):
Basic and diluted	$(0.05)	NMF	$(0.05)	NMF

Weighted average shares of Class A and Class D common stock outstanding:
Basic	177,449,844	NMF	177,449,844	NMF
Diluted	235,978,541		235,978,541

NMF - not meaningful

(1) Basic and diluted net loss per share of Class A and Class D common stock is applicable only for the period from September 24, 2021 to September 30, 2021, which is the period following our initial public offering and related transactions.

(2) Amounts include equity-based compensation as follows:
Cost of revenue	$899	$173	$2,171	$723
Operating expenses:
Research and development	2,226	487	5,912	1,866
Sales and marketing	1,655	212	3,782	944
General and administrative	2,903	842	7,374	3,169
Total equity-based compensation expense	$7,683	$1,714	$19,239	$6,702

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(11,428)	$11,499	$(8,228)	$25,134
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(127)	79	(111)	(71)
Comprehensive income (loss)	$(11,555)	$11,578	$(8,339)	$25,063
Less: Comprehensive income (loss) attributable to non-controlling interests	(3,233)	—	(17)	—
Comprehensive loss attributable to Clearwater Analytics Holdings, Inc.	$(8,322)	$—	$(8,322)	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity (Deficit)

(In thousands, except per share amounts, unaudited)

	CWAN Holdings, LLC (Prior to Transactions)	Clearwater Analytics Holdings, Inc. Stockholders' Equity
	Members' Deficit	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non-controlling Interest	Total stockholders' equity/ members' deficit
Balance at December 31, 2020	$(245,806)	—	—	—	—	—	—	—	—	$(98,860)	$58	—	—	$(344,608)
Issuance of common units	—	—	—	—	—	—	—	—	—	1,560	—	—	—	1,560
Repurchase of common units	—	—	—	—	—	—	—	—	—	(626)	—	—	—	(626)
Options withheld for minimum tax obligations for net unit settlement	—	—	—	—	—	—	—	—	—	(587)	—	—	—	(587)
Equity-based compensation	—	—	—	—	—	—	—	—	—	4,865	—	—	—	4,865
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	21	—	—	21
Net income (loss)	3,411	—	—	—	—	—	—	—	—	—	—	—	—	3,411
Balance as of March 31, 2021	$(242,395)	—	—	—	—	—	—	—	—	$(93,648)	$79	—	—	$(335,964)
Exercise of options to purchase common units	—	—	—	—	—	—	—	—	—	251	—	—	—	251
Equity-based compensation	—	—	—	—	—	—	—	—	—	6,691	—	—	—	6,691
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(5)	—	—	(5)
Net income (loss)	(211)	—	—	—	—	—	—	—	—	—	—	—	—	(211)
Balance as of June 30, 2021	$(242,606)	—	—	—	—	—	—	—	—	$(86,706)	$74	—	—	$(329,238)
Activity prior to the Transactions
Exercise of options to purchase common units	—	—	—	—	—	—	—	—	—	8	—	—	—	8
Options withheld for minimum tax obligations for net unit settlement	—	—	—	—	—	—	—	—	—	(1,598)	—	—	—	(1,598)
Equity-based compensation	—	—	—	—	—	—	—	—	—	6,425	—	—	—	6,425
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(117)	—	—	(117)
Net income (loss)	(371)	—	—	—	—	—	—	—	—	—	—	—	—	(371)
Effect of the Transactions
Effect of organizational transactions	242,977	12,866,089	13	11,151,110	11	47,377,587	47	130,083,755	130	—	—	(243,178)	—	—
Issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	—	34,500,000	35	—	—	—	—	—	—	577,052	—	—	—	577,087
Allocation of equity to non-controlling interest	—	—	—	—	—	—	—	—	—	(122,813)	11	60,258	62,545	—
Activity subsequent to the Transactions
Equity-based compensation	—	—	—	—	—	—	—	—	—	946	—	—	312	1,258
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(8)	—	(2)	(10)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(8,314)	(2,742)	(11,056)
Balance at September 30, 2021	$—	47,366,089	$47	11,151,110	$11	47,377,587	$47	130,083,755	$130	$373,314	$(40)	$(191,234)	$60,112	$242,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

	CWAN Holdings, LLC (Prior to Transactions)
	Class A and B Units	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Members' Deficit	Total
Balance as of December 31, 2019	196,694,167	$867	$(13)	$(201,576)	$(200,722)
Equity-based compensation	—	3,304	—	—	3,304
Foreign currency translation adjustment	—	—	(141)	—	(141)
Net income (loss)	—	—	-	4,827	4,827
Balance as of March 31, 2020	196,694,167	$4,171	$(154)	$(196,749)	$(192,732)
Equity-based compensation	—	1,684	—	—	1,684
Foreign currency translation adjustment	—		(9)	—	(9)
Net income (loss)	—		—	8,808	8,808
Balance as of June 30, 2020	196,694,167	$5,855	$(163)	$(187,941)	$(182,249)
Repurchase of common units	102,736	424	—	—	424
Exercise of options to purchase common units	(102,736)	(567)	—	—	(567)
Equity-based compensation	—	1,714	—	—	1,714
Foreign currency translation adjustment	—	—	79	—	79
Net income (loss)	—	—	—	11,499	11,499
Balance as of September 30, 2020	196,694,167	$7,426	$(84)	$(176,442)	$(169,100)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$(8,228)	$25,134
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,204	1,603
Equity-based compensation	19,239	6,702
Amortization of deferred contract acquisition costs	2,404	1,566
Amortization of debt issuance costs, included in interest expense	1,474	1,944
Debt extinguishment costs	10,303	—
Changes in operating assets and liabilities:
Accounts receivable, net	(16,117)	(4,669)
Prepaid expenses and other assets	(8,717)	(156)
Accounts payable	194	(396)
Accrued expenses and other liabilities	432	(174)
Deferred commissions	(2,922)	(1,901)
Accrued sales tax liability	(6,249)	—
Deferred revenue	(783)	(371)
Accrued interest on debt	(2,293)	(3,246)
Other long-term liabilities	-	(1)
Net cash provided by (used in) operating activities	(9,059)	26,035
INVESTING ACTIVITIES
Purchases of property and equipment	(3,499)	(3,145)
Net cash used in investing activities	(3,499)	(3,145)
FINANCING ACTIVITIES
Proceeds from issuance of common unit options	1,560	—
Proceeds from exercise of options	259	424
Minimum tax withholding paid on behalf of employees for net unit settlement	(2,185)	—
Repurchase of common units	(626)	(567)
Repayments of borrowings	(434,231)	(20,787)
Payments of costs associated with early repayment of debt	(2,029)	—
Proceeds from borrowings	55,000	—
Payment of debt issuance costs	(1,400)	—
Proceeds from initial public offering, net of underwriting discounts	582,188	—
Payment of costs associated with offering	(1,850)	—
Net cash provided by (used in) financing activities	196,686	(20,930)
Effect of exchange rate changes on cash and cash equivalents	(122)	(71)
Net increase in cash and cash equivalents during the period	184,006	1,889
Cash and cash equivalents, beginning of period	61,088	20,254
Cash and cash equivalents, end of period	$245,094	$22,143
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$25,847	$16,780
Cash paid for income taxes	$67	$241
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment included in accounts payable and accrued expense	$325	$—
Direct costs incurred with the offering included in accounts payable and accrued expense	$3,251	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

Clearwater Analytics Holdings, Inc. was incorporated as a Delaware corporation on May 18, 2021, as a holding company for the purpose of facilitating its initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWAN Holdings, LLC (“CWAN Holdings”) and its subsidiaries (together with Clearwater Analytics Holdings, Inc., the “Company” or “CAH, Inc.” or “Clearwater”). Prior to the IPO all business operations were conducted through Carbon Analytics Holdings, LLC, which changed its name to CWAN Holdings, LLC in connection with the IPO. Clearwater provides a Software as a Service (“SaaS”) solution for automated investment data aggregation, reconciliation, accounting and reporting services to insurers, investment managers, corporations, institutional investors and government entities. Following the IPO, the Company's principal asset consists of ownership of common units in CWAN Holdings. As the sole managing member of CWAN Holdings, Clearwater Analytics Holdings Inc. operates and controls all the business operations of Clearwater. Accordingly, although the Company has a minority economic interest in CWAN Holdings, the Company has the sole voting interest in, and control the management of CWAN Holdings. Our corporate structure following the IPO, as described above, is commonly referred to as an “Up-C” structure.

The Company headquarters are located in Boise, ID, and we operate in four offices throughout the U.S. and five offices internationally.

Initial Public Offering

On September 28, 2021, the Company completed the IPO, in which it sold 34,500,000 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $18.00 per share for net proceeds of $582.2 million, after deducting underwriting discounts of $38.8 million (but excluding other offering expenses of $5.1 million). The Company used proceeds from the IPO to (i) purchase 34,500,000 common units of CWAN Holdings (“LLC interests”); (ii) repay approximately $437.4 million of outstanding borrowings under the our credit agreement with Ares Capital Corporation and Golub Capital LLC (the “Previous Credit Agreement”) including prepayment premiums and accrued interest; (iii) pay $5.1 million of expenses related to the IPO; with the remaining proceeds intended to be used for general corporate purposes.

Transactions

In connection with the IPO, the Company completed the following organizational transactions (the “Transactions”):

•
the amendment and restatement of the limited liability company agreement of CWAN Holdings to, among other things, appoint Clearwater Analytics Holdings, Inc. as the sole managing member of CWAN Holdings and provide certain exchange and redemption rights to direct or indirect holders of interests in CWAN Holdings and/or our Class B Common Stock, Class C Common Stock and/or Class D common stock immediately following consummation of the Transactions, including the Principal Equity Owners, and certain of our directors and officers and their respective permitted transferees (the “Continuing Equity Owners”);
•
the amendment and restatement of the certificate of incorporation of Clearwater Analytics Holdings, Inc. to create Class A, B, C and D common stock;
•
the mergers of Blocker Entities into Clearwater Analytics Holdings, Inc and the issuance of Class A common stock, Class B common stock, Class C common stock, and Class D common stock to Blocker
Shareholders and the Continuing Equity Owners. Blocker Entities refers to entities affiliated with certain of the Continuing Equity Owners, each of which was a direct or indirect owner of LLC Interests in CWAN Holdings, LLC prior to the Transactions and was taxable as a corporation for U.S. federal income tax purposes, and Blocker Shareholders refers to entities affiliated with certain of the Continuing Equity Owners, each of which was an owner of one or more of the Blocker Entities prior to the Transactions, which exchanged their interests in the Blocker Entities for shares of our Class A common stock, in the case of Continuing Equity Owners other than the Principal Equity Owners, and for shares of our Class D common stock, in the case of the Principal Equity Owners, in connection with the consummation of the Transactions;
•
the issue of 11,151,110 shares of Class B common stock to Continuing Equity Owners other than the Principal Equity Owners and 47,377,587 shares of Class C common stock to the Principal Equity Owners, on a one-to-one basis with the number of common units of CWAN Holdings. Holders of our Class B and Class C common stock, along with the holders of our Class A and Class D common stock have certain voting rights, but holders of our Class B and Class C common stock do not have an economic interest in the Company;
•
the issue of 130,083,755 shares of Class D common stock to the Principal Equity Owners, on a one-to-one basis, with the number of common units of CWAN Holdings. Holders of Class D common stock have certain voting rights and are entitled an economic interest in the Company;

•
the execution of the Tax Receivable Agreement, by and among Clearwater Analytics Holdings, Inc., CWAN Holdings, LLC and the other parties thereto (the “Tax Receivable Agreement” or “TRA”) (Note 13).

Following the completion of the Transactions and IPO, and as of September 30, 2021, the Company owns 75.2% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class B and Class C common stock own the remaining 24.8% of the interests in CWAN Holdings. The attributes of the Company's classes of common stock are summarized in the following table:

Class of Common Stock	Votes per Share	Economic Rights
Class A common stock	1	Yes
Class B common stock	1	No
Class C common stock	10	No
Class D common stock	10	Yes

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements and accompanying notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its directly and indirectly wholly-owned or controlled subsidiaries. As the Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and the Transactions have been adjusted to combine the previously separate entities for presentation purposes. All intercompany balances and transactions have been eliminated through consolidation. Clearwater Analytics Holdings, Inc. consolidated the financial results of CWAN Holdings as Variable Interest Entity (“VIE”). Clearwater Analytics Holdings, Inc. owns the majority economic interest and has the power to control all the business and affairs of CWAN Holdings.

Unaudited Interim Financial Information

The accompanying interim condensed consolidated balance sheet as of September 30, 2021 and the condensed consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for the three and nine month periods ended September 30, 2021 and 2020, and the related footnotes, are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. In management’s opinion, the unaudited interim condensed consolidated financial statements include all the adjustments necessary to state fairly the Company’s financial position as of September 30, 2021 and its results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020. The results for the three and nine month period ended September 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021, or any future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results could differ materially from those estimates.

Items subject to estimates and assumptions include the useful lives and recoverability of long-lived assets, the average period of benefit associated with deferred contract costs, allowances for doubtful accounts, sales reserves, accruals for sales tax liabilities, the fair value of equity awards, tax valuation allowance and probability of making payments under the TRA, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgments about the carrying values of assets and liabilities, and measurement of revenues and expenses. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s condensed consolidated financial statements will be affected.

Revenue Recognition

The Company earns revenue primarily from providing access to its SaaS platform solution to its customers, and to a lesser degree, from services that support the implementation on the SaaS platform. The Company recognizes revenue when it satisfies performance obligations under the terms of the contract in an amount that reflects the consideration the Company expects to receive in exchange for the services. The Company determines the appropriate amount of revenue to be recognized using the following steps: (i) identification of contracts with customers, (ii) identification of the performance obligations in the contract, (iii) determination of transaction price, (iv) allocation of contract transaction price to the performance obligations, and (v) recognition of revenue when or as the Company satisfies a performance obligation. Often contracts contain more than one performance obligation. Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct services that are promised to the customer.

The Company typically bills its customers monthly in arrears based on a percentage of the average of the daily value of the assets within a customer’s accounts on the platform. Payment terms may vary by contract but generally include a requirement of payment within 30 days following the month in which services were provided. Customers generally have the right to cancel with 30 days’ notice with no penalty.

The Company’s SaaS services allow the customer to access the services without taking possession of the software. Non-refundable fees invoiced in advance of the delivery of the Company’s performance obligations are deemed set up activities and are deferred as a material right and recognized over time, typically 12 months. After set up activities, customers typically receive benefits from implementation services prior to the “go live” date, at which point they can use the platform as intended in the arrangement. We have determined these implementation services are generally a separate performance obligation. As the Company’s platform must stand ready to provide the services throughout the contract period, revenues are recognized as the services are provided over time beginning on the date the service is made available as intended in the arrangement.

Costs Incurred to Obtain Revenue Contracts

The Company’s incremental direct costs of obtaining a contract consist of sales commissions which are deferred and amortized ratably over the term of economic benefit, which the Company has determined to be four years. These deferred contract costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets, and deferred contract costs, non-current, respectively, in the Company’s condensed consolidated balance sheets.

Recoverability of these costs is subject to various business risks. The Company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. No impairment losses were recognized during the three and nine month periods ended September 30, 2021 and 2020.

Deferred Revenue

Deferred revenue (as reflected in accrued expenses and other current liabilities – see Note 5 to these Financial Statements) generally consists of non-refundable fees invoiced during the period in which the Company is performing set-up activities. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as current deferred revenue.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash in banks and highly liquid investments, primarily money market funds, purchased with an original maturity of three months or less at the time of purchase.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The Company maintains the vast majority of its cash with United States financial institutions of high credit quality. The Company performs periodic evaluations of the credit standing of such institutions.

Accounts receivable are recorded net of an allowance for doubtful accounts. This allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with delinquent accounts. Receivables are written-off and charged against its recorded allowance when the Company has exhausted collection efforts without success.

During the three and nine month periods ended September 30, 2021 and 2020, the Company did not have any clients that contributed more than 10% of revenue. As of September 30, 2021 and December 31, 2020, the Company did not have any clients that accounted for 10% or more of total accounts receivable.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable. Cash equivalents are stated at carrying value, which approximates fair value as of the balance sheet dates, due to the short period of time to maturity. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying amounts reported in the condensed consolidated balance sheets for the Company’s notes payable approximates fair value because the interest rate is variable and reflects current market values. As of September 30, 2021 and December 31, 2020, the Company has not elected the fair value option for any financial assets or liabilities for which such an election would have been permitted.

The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires the use of observable inputs and minimizes the use of unobservable inputs. The Company defines fair value as the price that would be received from selling an asset or paid by the Company to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

•
Level I – Quoted prices in active markets for identical assets or liabilities.
•
Level II – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•
Level III – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company classifies its cash equivalents, which are made up of money market accounts, within Level 1 because the Company values these assets using quoted market prices.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of related improvements. Expenditures for repairs and maintenance are charged to expense in the period incurred.

Costs associated with the development of internal use software incurred during the application and development stage are capitalized and recorded as part of property and equipment, net. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Upgrades and enhancements are capitalized if the expenditures will result in adding functionality to the software.

Depreciation and amortization periods for property and equipment are as follows:

Property and Equipment	Estimated Useful Life
Computer equipment	3 years
Furniture and fixtures	3 - 5 years
Internally developed software	4 years
Leasehold improvements	Lessor of estimated useful life or remaining lease term

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate. If a long-lived asset is considered impaired, the impairment equals the amount by which the carrying value of the asset exceeds its fair value. There were no events or changes in business circumstances during the three and nine month periods ended September 30, 2021, that indicated the carrying amounts of any long-lived assets were not fully recoverable.

Lease Obligations

The Company has entered into various operating lease agreements for its offices. The Company recognizes operating lease costs on a straight-line basis over the term of each agreement, taking into account provisions such as free or escalating base monthly rental payments or deferred payment terms.

Cost of Revenue

Cost of revenue consists of expenses that are related to delivery of revenue generating services, including expenses associated with client services, global delivery, reconciliation, and agreements related to the purchase of data used in the provision of the Company’s services. Certain personnel expenses associated with supporting these functions, including associated allocated overhead expenses, are also included in cost of revenue.

Capitalized software costs are amortized using the straight-line method over the estimated economic life of the related software, which is generally four years, and are recorded as cost of revenue in the condensed consolidated statements of operations.

Research and Development

Research and development costs consist of personnel expenses, including salaries and benefits, bonuses, equity-based compensation and related overhead costs for employees engaged in the design, development and maintenance of the Company’s offerings and other internally used systems and applications.

Equity-Based Compensation

The Company measures and recognizes equity-based compensation expense for stock options based on the estimated fair value of equity-based awards on the date of grant using the Black-Scholes option-pricing model. The Company recognizes equity-based compensation expense over the requisite service period on a straight-line basis, which is generally consistent with the vesting of the awards, based on the estimated fair value of the equity-based awards issued to employees and directors that are expected to vest. Equity-based compensation that vests on a performance event, such as annual targets for the Company, begins to be recognized at the date that the performance event becomes probable, and compensation expense is recognized on a straight-line basis over any remaining service period. If there are any modifications of equity-based awards, the Company may be required to accelerate, increase, decrease, or reverse any equity-based compensation expense on the unvested awards.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe it is more likely than not that they will not be realized. We consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under tax law, and results of recent operations.

We record uncertain tax positions in accordance with ASC 740, Income Taxes on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We consider many factors when evaluating our uncertain tax positions, which involve significant judgment and may require periodic adjustments. The resolution of these uncertain tax positions in a manner inconsistent with management’s expectations could have a material impact on our condensed consolidated financial statements. We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties are included with the related tax liability.

We account for amounts payable under the TRA in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. As such, subsequent changes to the measurement of the TRA liability are recognized in the statements of operations as a component of other income (expense), net.

Debt Issuance Costs

Debt issuance costs are amortized over the period the related obligation is outstanding using the effective interest method. Debt issuance costs related to the term note are included within notes payable on the condensed consolidated balance sheet. Debt issuance costs associated with the line of credit are included as a non-current asset on the condensed consolidated balance sheets. Amortization of debt issuance costs are included in interest expense in the condensed consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two elements: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to income or (losses) that are recorded as an element of stockholders’ equity/ members’ deficit but are excluded from the Company’s net income (loss). For all periods presented, the Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments related to its foreign subsidiaries.

Foreign Currency

The functional currencies of the Company’s foreign subsidiaries are their local currencies. The assets and liabilities of the Company’s foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the condensed consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders'/ members’ deficit.

The Company has transactions in foreign currencies other than the functional currency. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time the transactions occur. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the condensed consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. Foreign currency gains and losses resulting from transactions denominated in a currency other than the functional currency are included in interest and other expense, net in the condensed consolidated statements of operations. During the three months ended September 30, 2021 and 2020, the Company recognized net foreign currency losses of $130,000 and net foreign currency gain of $97,000, respectively. During the nine month periods ended September 30, 2021 and 2020, the Company recognized net foreign currency losses of $65,000 and net foreign currency gain of $112,000, respectively.

Non-Controlling Interests

The non-controlling interests balance represents the economic interests in CWAN Holdings held by Continuing Equity Owners, based on the portion of Class B and Class C common stock owned by Continuing Equity Owners. Income or loss is attributed to the non-controlling interests based on the weighted-average Class B and Class C common stock outstanding during the period. As of September 30, 2021, the non-controlling interests owned 24.8% of CWAN Holdings. The non-controlling interests' ownership percentage can fluctuate over time as Continuing Equity Owners elect to exchange Class B and Class C common stock for Class A and Class D common stock of Clearwater Analytics Holdings, Inc.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to Clearwater Analytics Holdings, Inc. for the period following the Transactions by the weighted-average number of shares of Class A and Class D common stock during the same period.

Diluted net loss per share of Class A and Class D common stock is computed by dividing net income attributable to Clearwater Analytics Holdings, Inc., adjusted for the assumed exchange of all potentially dilutive instruments for Class A and Class D common stock, by the weighted-average number of shares of Class A and Class D common stock outstanding, adjusted to give effect to potentially dilutive elements. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to Disclosure Requirements for Fair Value Measurement”. This update eliminates, adds and modifies certain disclosure requirements for fair value measurements. The Company adopted ASU 2018-13 on January 1, 2020 and the impact of the adoption was not material to the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendment removes certain exceptions to the general principles in Topic 740. The guidance will be effective for public companies for annual periods beginning after December 15, 2020, including interim periods therein. The Company is allowed to use the private company adoption timelines, and therefore the standard is effective for the Company for its annual period beginning January 1, 2022, and interim periods therein. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. We have adopted ASC No. 2019-12 during the third quarter of 2021, and have reflected the adjustments as of the beginning of the year, and our adoption did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

As an Emerging Growth Company, the Company has elected to defer compliance with new or revised financial accounting standards until the Company is required to comply with such standards based on adoption dates for non-issuers.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the assets and obligations created by those leases. The standard is effective for the Company beginning January 1, 2022. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs That is A Service Contract”. This update provides guidance for determining if a cloud computing arrangement is within the scope of internal-use software guidance and would require capitalization of certain implementation costs. The standard is effective for the Company beginning January 1, 2022. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

Note 3. Revenue Recognition

The Company is applying the optional exemption to not disclose transaction price allocated to the remaining performance obligations as the Company’s performance obligations are part of contracts that have an expected original duration of one year or less.

Of the total revenue recognized for the three and nine months ended September 30, 2021, $47 thousand and $0.7 million was included in the deferred revenue balance as of December 31, 2020, respectively. Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were not material. Revenue by geography as presented in Note 12 Segment and Geographic Information is determined based on the billing address of the customer.

Note 4. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets measured at fair value as of September 30, 2021 and December 31, 2020 in accordance with the fair value hierarchy (in thousands):

	September 30, 2021
	Level I	Level II	Level III	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$96,367	$—	$—	$96,367
Total assets measured at fair value	$96,367	$—	$—	$96,367

	December 31, 2020
	Level I	Level II	Level III	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$60,886	$—	$—	$60,886
Total assets measured at fair value	$60,886	$—	$—	$60,886

During the nine months ended September 30, 2021 and year ended December 31, 2020, there were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy.

Note 5. Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	September 30	December 31
	2021	2020
Unbilled accounts receivable	$24,226	$23,715
Billed accounts receivable	24,857	9,200
Allowance for doubtful accounts and reserves	(84)	(33)
Accounts receivable, net	$48,999	$32,882

The majority of invoices included within the unbilled accounts receivable balance are issued within the first few days of the month directly following the period of service.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30	December 31
	2021	2020
Prepaid expenses	$7,190	$4,141
Deferred costs, current portion	3,228	2,903
Other current assets	692	506
Prepaid expense and other current assets	$11,110	$7,550

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	September 30	December 31
	2021	2020
Computer equipment	$13,776	$12,248
Leasehold improvements	3,006	2,965
Furniture and fixtures	1,023	818
Internally developed software	3,504	1,538
Construction in progress	103	508
Total property and equipment	21,412	18,077
Less: accumulated depreciation	(11,423)	(9,228)
Total property and equipment, net	$9,989	$8,849

Depreciation expense was $0.8 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $2.2 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively.

Other Non-current Assets

Other Non-current assets consisted of the following (in thousands):

	September 30	December 31
	2021	2020
Prepaid management fee to Principal Equity Owners	$5,009	$—
Long term deposits	179	112
Prepaid IT costs	484	78
Other non-current assets	$5,672	$190

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30	December 31
	2021	2020
Accrued sales tax liability	$3,745	$9,994
Accrued interest	12	2,306
Accrued bonus	5,266	4,023
Accrued vendor liabilities	4,590	2,369
Accrued benefits and retirement	2,945	2,562
Deferred revenue	636	1,420
Accrued commissions	1,425	2,371
Deferred rent	1,457	1,238
Income tax payable	56	—
Accrued reimbursement to unitholders	—	4,880
Accrued offering costs	3,027	—
Other current liabilities	4,885	2,626
Accrued expenses and other liabilities	$28,044	$33,789

Note 6. Credit Agreement

Previous Credit Agreement

On October 19, 2020, we entered into the Fifth Amendment to the Credit Agreement with Ares Capital Corporation and Golub Capital LLC. The agreement provided for a total term loan of $435 million and revolving line of credit of $30 million. Under the terms of the Fifth Amendment to the Credit Agreement, we were required to maintain certain customary affirmative and negative covenants, including covenants that limit our ability to, among other things, incur indebtedness, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions. We were also required to maintain compliance with a consolidated net leverage ratio. The line of credit and term note agreements also included customary events of default.

The outstanding borrowings under the Fifth Amendment to the Credit Agreement of $432.7 million were repaid in full in September 2021 in connection with the closing of the IPO. The repayment of the borrowings resulted in a loss on extinguishment of $10.3 million.

New Credit Agreement

In connection with the closing of the IPO, Clearwater Analytics, LLC (the “Borrower”) has entered into a new credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., that included a $55 million term loan facility (the “New Term Loan”) and a $125 million revolving facility (the “Revolving Facility”). The New Term Loan Revolving Facility will be used for working capital and other general corporate purposes (including acquisitions permitted under the New Credit Agreement).

The interest rates applicable to the loans under the New Credit Agreement are based on a fluctuating rate of interest determined by reference to a base rate plus an applicable margin of 0.75% or a LIBOR rate plus an applicable margin of 1.75%, in each case with a step-up of 0.25% if certain secured net leverage levels are not achieved. The applicable margin is adjusted after the completion of each full fiscal quarter based upon the pricing grid in the New Credit Agreement. The revolving commitment has an unused commitment fee of 25 basis points, stepping up to 30 basis points if certain secured net leverage levels are not achieved.

Under the New Credit Agreement, the term loan amortizes at a rate of 5.00% per annum, paid quarterly. The New Credit Agreement contains mandatory prepayments to the extent the company incurs certain indebtedness or receives proceeds from certain dispositions or casualty events.

The obligations of the Borrower under the New Credit Agreement are anticipated to be jointly and severally guaranteed by its direct parent and certain of its subsidiaries (collectively, the “Guarantors”, and together with the Borrower, the “Loan Parties”). The obligations of the Loan Parties are anticipated to be secured by a first priority lien on substantially all of their assets, subject to customary exceptions.

The New Credit Agreement contains customary affirmative and negative covenants, including, without limitation, covenants that restrict our ability to borrow money, grant liens, make investments, make restricted payments or dispose of assets, and customary events of default. Specifically, we are required to maintain a consolidated secured net indebtedness to consolidated EBITDA ratio of not more than 4.75:1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending December 31, 2021.

Future maturities of debt as of September 30, 2021 are as follows:

For the year ending December 31,
2021 (remaining three months)	$688
2022	2,750
2023	2,750
2024	2,750
2025	2,750
Thereafter	43,312
Total principal debt	55,000
Unamortized loan costs	(427)
Net carrying amount	$54,573

Note 7. Employee Retirement Plan

The Company’s U.S. 401K and international pension plans are defined contribution plans (“the Plans”) that are available to employees that meet certain eligibility requirements. Company cash contributions to the Plans are based on a percentage of employee contributions subject to an annual limitation. The Company reserves the right to amend the Plans at any time.

The Company made contributions of $1.1 million, $0.9 million, $3.2 million and $1.5 million during the three months ended September 30, 2021 and 2020, and nine months ended September 30, 2021 and 2020, respectively.

Note 8. Leases

The Company leases office space for its headquarters in Boise, Idaho, sales offices in New York City, Washington D.C., Seattle, London, Paris, and Frankfurt, and client service offices in Edinburgh, U.K. and Noida, India under non-cancelable operating leases.

The Boise, Idaho headquarters office has a 10-year lease with two optional 5-year renewal periods. Annual payments are $2.4 million, with a 2% annual increase. The other sales and client service offices have annual payments of $1.0 million a year, some of which have contractual annual increases.

The following is a schedule of future minimum lease payments under the Company’s non-cancellable leases as of September 30, 2021 (in thousands):

For the year ending December 31,
2021 (remaining three months)	$957
2022	3,947
2023	3,874
2024	3,680
2025	3,464
Thereafter	3,860
Total minimum lease payments	$19,782

Rent expense was $1.0 million and $0.9 million for the three months ended September 30, 2021 and 2020, and $2.7 million and $2.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Note 9. Noncontrolling Interest

In connection with the Transactions, the Company became the sole managing member of CWAN Holdings, and has the sole voting interest in, and control of the management of, CWAN Holdings. As a result, the Company consolidates the financial results of CWAN Holdings. The noncontrolling interest on our consolidated balance sheet relates to the interests of CWAN Holdings held by the Continuing Equity Owners. Following the completion of the Transactions and IPO, and as of September 30, 2021, the Company owns 75.2% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class B and Class C common stock own the remaining 24.8% of the interests in CWAN Holdings. The ownership of the LLC interests is summarized as follows:

	September 30, 2021
	Shares	Ownership %
Clearwater Analytics Holdings, Inc. interest in CWAN Holdings	177,449,844	75.2%
Continuing Equity Owners' interest in CWAN Holdings	58,528,697	24.8%
	235,978,541	100.0%

Note 10. Loss Per Share

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A and Class D common stock for the three and nine months ended September 30, 2021. The basic and diluted loss per share period for the three and nine months ended September 30, 2021, represents only the period from September 24, 2021 to September 30, 2021, which represents the period wherein we had outstanding Class A and Class D common stock (in thousands, except per share amounts):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Numerator:
Net loss	$(11,428)	$(8,228)
Less: Net income (loss) attributable to CWAN Holdings prior to the Transactions	(371)	2,829
Less: Net loss attributable to noncontrolling interests subsequent to the Transactions	(2,742)	(2,742)
Net loss attributable to Clearwater Analytics Holdings, Inc. - basic	(8,314)	(8,314)
Reallocation of net loss attributable to noncontrolling interests after the Transactions from the assumed exchange of Class B and Class C stock for Class A and Class D stock	(2,742)	(2,742)
Net loss attributable to Clearwater Analytics Holdings, Inc. - diluted	$(11,056)	$(11,056)

The following table sets forth the computation of basic and diluted net loss per share of Class A and Class D common stock (in thousands, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class D	Class A	Class D
Basic net income (loss) attributable to Class A and Class D common stockholders
Numerator:
Allocation of net loss attributable to Clearwater Analytics, Inc.	$(2,219)	$(6,095)	$(2,219)	$(6,095)
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	47,366,089	130,083,755	47,366,089	130,083,755
Basic net loss per share attributable to Class and Class D common stockholders	$(0.05)	$(0.05)	$(0.05)	$(0.05)

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class D	Class A	Class D
Diluted net income (loss) attributable to Class A and Class D common stockholders
Numerator:
Undistributed earnings for basic computation	$(2,219)	$(6,095)	$(2,219)	$(6,095)
Reallocation of earnings as a result of conversion of Class B to Class A shares and conversion Class C to Class D shares	(522)	(2,219)	(522)	(2,219)
Reallocation of earnings as a result of conversion of Class D to Class A shares	(8,314)		(8,314)
Allocation of undistributed earnings	$(11,055)	$(8,314)	$(11,055)	$(8,314)

Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	47,366,089	130,083,755	47,366,089	130,083,755
Conversion of Class B stock to Class A stock, and conversion of Class C stock to Class D stock	11,151,110	47,377,587	11,151,110	47,377,587
Conversion of Class D to Class A common shares outstanding	177,461,342	—	177,461,342	—
Weighted average number of shares of Class A and Class D common stock outstanding - diluted	235,978,541	177,461,342	235,978,541	177,461,342
Diluted net loss per share attributable to Class A and Class D common stockholders	$(0.05)	$(0.05)	$(0.05)	$(0.05)

Shares of the Company's Class B and Class C common stock do not participate in the earnings or losses of Clearwater Analytics Holdings, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.

During the period from September 24, 2021 through September 30, 2021, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share/unit total with a potentially dilutive impact:

As of September 30, 2021
Stock options of Clearwater Analytics Holdings, Inc.	23,004,276
RSUs of Clearwater Analytics Holdings, Inc.	6,090,117
Total	29,094,393

Note 11. Equity-Based Compensation

In September 2021, the Board of Directors of the Company (the “Board”) adopted the Clearwater Analytics Holdings, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”), pursuant to which employees, consultants and directors of our company and our affiliates performing services for us, including our executive officers, are eligible to receive awards. The 2021 Plan provides for the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of our shareholders. A total of 45,369,737 shares of common stock are authorized for issuance under the 2021 Plan. In connection with the approval of the 2021 Plan, the 2017 Equity Incentive Plan (the “2017 Plan”) was terminated and all outstanding stock options and RSUs were transferred to the 2021 Plan.

Options

The following table summarizes the stock option activity for the nine months ended September 30, 2021 (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2020	14,893,136	$4.60	9.19	$116,029
Granted	10,140,898	12.88
Exercised	(592,406)	4.08		2,315
Forfeited	(1,437,352)	7.32
Balance - September 30, 2021	23,004,276	$9.54	8.19	$369,719
Options vested - September 30, 2021	6,174,103	$4.27	6.94	$131,742
Options vested and expected to vest - September 30, 2021	23,004,276	$9.54	8.19	$369,719

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2021 was $5.13 per share.

The aggregate intrinsic value as of September 30, 2021 disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price on the NYSE on September 30, 2021.

As of September 30, 2021, the total unrecognized compensation expense related to unvested options was $88.5 million, which is expected to be recognized over a weighted average period of 3.21 years.

In general, options which vest over a four-year period are subject to time-based vesting conditions based on continuous employment over the four-year period:

Time-based vesting – 25% of the units awarded are eligible to vest on the first anniversary of employment, and 75% are subsequently eligible to vest on a monthly basis over the remaining three-year period, subject to continued employment.

In January 2020, the Company offered to option holders a one-time modification to reduce the exercise price of all equity options with exercise prices greater than $4.40 per unit to $4.40, the ‘fair value’ at the date of modification. In total, 8,778,750 options had their exercise price reduced for 68 option holders who accepted the repricing. The option awards subject to repricing were accounted for as modified awards due to the change in exercise price of option awards as a result of the repricing. The incremental compensation charge resulting from the modification is $1.9 million. For vested option awards, $0.7 million was recognized on the date of modification and for unvested option awards $1.2 million will be recognized over the remaining requisite service period.

In September 2021, the Company modified the vesting conditions of 12,493,241 unvested stock options, which had been issued prior to the nine months ended September 30, 2021. All unvested options that had a performance condition were modified to remove the performance condition. The options will continue to vest on the same schedule under the original terms of the awards. The modification resulted in incremental share-based compensation expense of $15.2 million, which is being recognized over the remaining term of the modified stock options.

RSUs

During June 2021, the Company began to grant RSUs to employees. In connection with the IPO, the Company granted 6,090,177 RSUs to employees. The summary of RSU activity is as follows (in thousands, except per share data):

	Units Activity	Weighted Average Grant Date Fair Value		Aggregate Intrinsic Value
Unvested units as of December 31, 2020	—	$—		$—
Granted	6,218,484	17.29
Released	—	—		—
Cancelled	—	—	-	—
Unvested units as of September 30, 2021	6,218,484			$159,255

The aggregate intrinsic value disclosed in the above table is based on the closing stock price on the NYSE on September 30, 2021.

As of September 30, 2021, there was $107.4 million of unrecognized equity-based compensation expense related to RSUs.

In general, RSUs are either subject to time based vesting conditions, or both time based vesting conditions and performance based vesting, in each case based on continuous employment of the employee.

Time-based vesting – units awarded are eligible to vest in substantially equal annual installments on each anniversary from the grant date over a four year period.

Performance-based vesting – units awarded are eligible to vest in equal annual installments upon the achievement of annual targets tied to annual revenue growth over a three year period. All terms of performance conditions are established on grant date.

Determination of Fair Value

In the period prior to the IPO, the Company estimated the fair value of each stock option and RSU awarded on the date of grant using the Black-Scholes option-pricing model utilizing the assumptions noted below:

Fair Value of Units – the fair value of the common unit underlying the equity-based awards was determined by the Company’s Board of Directors, with input from management and third-party valuations.

Expected Term – the expected term represents the period that the awards are expected to be outstanding. The Company issues “plain vanilla,” awards and the Company determines the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.

Expected Volatility – the expected unit price volatility for the Company’s units are determined by examining the historical volatilities of its public industry peers, as the Company does not have sufficient trading history of its common units.

Risk-Free Interest Rate – the risk-free interest rate is calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that approximate the expected term.

Dividend Rate – the dividend yield assumption is zero, although the Company made a special one-time dividend in conjunction with the recapitalization transaction, the Company has no history of making regular dividends, nor plans to make future dividend payments.

The following assumptions were used to calculate the fair value of options granted to employees on the date of grant using the Black-Scholes option-pricing model:

	Nine Months Ended September 30,
	2021	2020
Weighted-average grant date fair value per option	$5.13	$1.44
Fair value of units	$12.40 - $16.75	$4.40 - $5.64
Expected term (in years)	6.00 - 6.25	6.25
Expected volatility	40%	30%
Risk-free interest rates	0.6 - 1.1%	0.4 - 1.7%

In addition to the Black-Scholes assumptions discussed immediately above, the forfeiture rate may also have a significant impact on the related equity-based compensation. The forfeiture of options is recognized as forfeitures occur.

In the period subsequent to the IPO, the Company estimated the fair value of each RSU awarded using the closing price on the date of the award being granted. The Company did not grant any stock options in the period subsequent to the IPO.

Note 12. Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision group, in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer (“CEO”). The Company’s CEO reviews financial information presented on a consolidated basis and makes decisions and allocates resources based on the Company as a whole. The Company has one business activity as a provider of a SaaS solution for investment data aggregation, accounting, analytics, and reporting services. Accordingly, the Company operates as one operating segment, and all required segment financial information is found in the consolidated financial statements.

The following table presents the Company’s revenue disaggregated by geography, based on billing address of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$59,445	$48,211	$166,765	$134,579
Rest of World	5,044	5,144	15,494	13,885
Total revenue	$64,489	$53,355	$182,259	$148,464

The Company has no significant long-lived assets held outside of the United States.

Note 13. Income Taxes

As a result of the IPO, Clearwater Analytics Holdings, Inc. owns a portion of CWAN Holdings, which contains all operations of the business and is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, CWAN Holdings is generally not subject to U.S. federal, state, and local income taxes. Any taxable income or loss generated by CWAN Holdings is passed through to and included in the taxable income or loss of its members in accordance with the terms of the operating agreement of CWAN Holdings. CWAN Holdings’ international wholly owned subsidiaries are subject to taxes in foreign jurisdictions.

Clearwater Analytics Holdings, Inc. is taxed as a corporation and pays corporate federal, state, and local taxes on income allocated to it from CWAN Holdings based on Clearwater Analytics Holdings, Inc.’s economic interest held in CWAN Holdings. While the Company consolidates CWAN Holdings for financial reporting purposes, the Company will not be taxed on the earnings attributed to the noncontrolling interests. As a result, the income tax burden on the earnings taxed to the noncontrolling interests is not reported by the Company in its consolidated financial statements.

Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the applicable quarter. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate may be subject to significant volatility due to several factors, including our ability to accurately predict the proportion of our pretax income in multiple jurisdictions, certain book-tax differences, and exchanges from noncontrolling interests.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) before provision for income taxes	$(11,212)	$11,598	$(7,692)	$25,443
Provision for income taxes	216	99	536	309
Effective tax rate	(1.9%)	0.9%	(7.0%)	1.2%

For the three and nine months ended September 30, 2021, the Company’s effective tax rate was less than the statutory rate primarily because the Company is not liable for income taxes on the portion of CWAN Holdings earnings that are attributable to noncontrolling interests and the valuation allowance on the U.S. deferred tax assets. In addition, prior to the IPO, CWAN Holdings’ earnings were exempt from federal corporate income taxation due to its status as a partnership.

For the three and nine months ended September 30, 2020, the Company’s effective tax rate was less than the statutory rate primarily because its earnings were exempt from federal corporate income taxation due to its status as a partnership.

The Company regularly monitors its uncertain tax benefits, and as of September 30, 2021, there were no material uncertain tax benefits that, if realized, would affect the estimated annual effective tax rate, nor do we expect any significant changes within the next 12 months.

The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the three and nine months ended September 30, 2021, we believe that it is more likely than not that the tax benefits of the U.S. losses incurred may not be realized. Accordingly, we have recorded a full valuation allowance against the tax benefits of the U.S. losses incurred. We intend to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

On March 11, 2021, the American Rescue Plan Act of 2021 (“American Rescue Plan Act”) was passed into law and amended portions of relevant tax laws. The American Rescue Plan Act did not have a significant impact on the provision for income taxes for the three and nine months ended September 30, 2021.

Tax Receivable Agreement Liability

Pursuant to our election under Section 754 of the Internal Revenue Code (the “Code”), we expect to obtain an increase in our share of the tax basis in the net assets of CWAN Holdings when its units are redeemed or exchanged. We intend to treat any redemptions and exchanges of CWAN Holdings units as direct purchases of the units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that we would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent the tax basis is allocated to those capital assets.

In connection with the IPO and related transactions, we entered into a TRA that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of CWAN Holdings resulting from any redemptions or exchanges of CWAN Holdings units, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA (the “TRA Payments”). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in CWAN Holdings or the Company. The rights of each member of CWAN Holdings, that is a party to the TRA, are assignable to transferees of their respective CWAN Holdings units.

The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. As a result of the IPO, the future tax benefits related to ownership exchanges as of September 30, 2021 are estimated to be $287 million, of which $244 million is estimated to be the associated TRA liability.

As noted above, the Company evaluated the realizability of its U.S. deferred tax assets and has recorded a full valuation against those benefits. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of September 30, 2021.

As noncontrolling interest holders exercise their right to exchange their units in CWAN Holdings, a TRA liability may be recorded based on 85% of the estimated future tax benefits that the Company may realize as a result of increases in the tax basis of CWAN Holdings. The amount of the increase in the tax basis, the related estimated tax benefits, and the related TRA liability to be recorded will depend on the price of the Company’s Class A stock at the time of the relevant redemption or exchange.

TRA Bonus Agreements

In connection with the execution of the TRA agreement, the Company also entered into the “TRA Bonus Agreements” with certain executive officers. Under the terms of TRA Bonus Agreements, certain executive officers are eligible to receive a cash bonus payment (the “TRA Bonus”) pursuant to a change in control. As the Company has determined that payments to TRA holders are not probable and no TRA liability has been recorded as of September 30, 2021, no liability has been recorded for the TRA Bonus.

Note 14. Transactions with Related Parties

During January 2021, the Company paid $9.6 million in relation to management fees to Principal Equity Owners which is recorded as prepaid management fees within prepaid expenses and other current assets and non-current assets. The prepaid management fees are being amortized over four years. In the three months ended September 30, 2021 and 2020, the Company recognized a management fee to Principal Equity Owners of $0.6 million and $0.2 million, respectively. In the nine months ended September 30, 2021 and 2020, the Company recognized a management fee to Principal Equity Owners of $1.7 million and $0.9 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in the Prospectus. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and in the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” in the Prospectus.

Overview

Clearwater brings transparency to the opaque world of investment accounting and analytics with what we believe is the industry’s most trusted and innovative single instance, multi-tenant technology platform. Our cloud-native software allows clients to radically simplify their investment accounting operations, enabling them to focus on higher-value business functions such as asset allocation strategy and investment selection. Our platform provides comprehensive accounting, data and advanced analytics as well as highly-configurable reporting for global investment assets daily or on-demand, instead of weekly or monthly. We give our clients confidence that they are making the most informed decisions about investment performance, regulatory compliance and risk.

We provide investment accounting and reporting, performance measurement, compliance monitoring and risk analytics solutions for asset managers, insurance companies and large corporations. Every day, Clearwater’s powerful platform aggregates and normalizes data on over $5.6 trillion of global invested assets for over 1,000 clients. We bring modern software to an industry that has long been dominated by difficult-to-use, high cost legacy technologies and processes, which often lack data integrity and traceability, and often require significant manual intervention. The strength of our platform is demonstrated by our approximately 80% win rate for new clients over the prior four years in deals that reached the proposal stage.

We allow our clients to replace legacy systems with modern cloud-native software. Our platform helps clients reduce cost, time, errors and risk and allows them to reallocate resources to other value-creating activities. Our software aggregates, reconciles and validates data from more than 2,500 daily data feeds and more than four million securities that have been modeled across multiple currencies, asset classes and countries. This cleansed and validated data runs through our proprietary accounting, performance, compliance and risk solutions to provide clients with powerful analytics and daily or on-demand configurable reporting. We offer multi-asset class, multi-basis, multi-currency accounting and analytics that provide clients with a comprehensive view of their holdings and related performance. This allows our clients to make better, more timely decisions about their investment portfolios.

Clearwater benefits from powerful network effects. With our single instance, multi-tenant architecture, every client, whether new or existing, enriches our global data set by making it more complete and accurate. Our software continually sources, ingests, models, reconciles and validates the terms, conditions and features of every investment security held by all of our clients. This continuous process helps to create a single repository of comprehensive, accurate investment data (often referred to within the industry as a “Golden Copy” of data) that benefits all our clients to the extent they otherwise have rights to the data. Through this continuous process, we are able to identify and adjudicate data discrepancies that otherwise could introduce error and risk into our clients’ investment portfolios. We believe that a meaningful competitive advantage of this network effect is that we are increasingly seen as the best and most accurate source of investment accounting data and analytics in the industry.

We have a 100% recurring revenue model. We charge our clients a fee that is primarily based on the amount of assets they manage on our platform, subject to contracted minimums. A majority of the assets on our platform are high-grade fixed income assets, leading to very low levels of volatility and highly predictable revenue streams. When applicable, we charge additional transaction fees for certain complex asset classes (e.g., derivatives and other financial instruments).

Recent Developments

Initial Public Offering

On September 28, 2021, the company completed the IPO, in which it sold 34,500,000 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $18.00 per share for net proceeds of $582.2 million, after deducting underwriting discounts of $38.8 million (but excluding other offering expenses of $5.1 million). The Company used proceeds from the IPO to (i) purchase 34,500,000 common units of CWAN Holdings, LLC (“LLC interests”); (ii) repay approximately $437.4 million of outstanding borrowings under the Previous Credit Agreement including prepayment premiums and accrued interest; (iii) pay $5.1 million of expenses related to the IPO; with the remaining proceeds intended to be used for general corporate purposes.

New Credit Agreement

In connection with the closing of the IPO, Clearwater Analytics, LLC (the “Borrower”) has entered into a new credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A. that included a $55 million New Term Loan and a $125 million Revolving Facility. The New Term Loan Revolving Facility will be used for working capital and other general corporate purposes (including acquisitions permitted under the New Credit Agreement).

Key Factors Affecting Our Performance

The growth and future success of our business depends on many factors, including those described below.

•
Adding New Clients in Established End Markets: Our future growth is dependent upon our ability to continue to add new clients. We are focused on continuing to increase our client base in our established client end-markets of corporations, insurance companies and asset managers, and doing so with increasingly large and sophisticated clients. As we add clients, it takes time to fully onboard their assets to the platform. Our revenue generally increases as assets are added to the platform, while the effort to serve the client is relatively consistent over time. Therefore, we expect revenues and gross margins to increase for a client as the client transitions from the onboarding process to a steady state once assets have been onboarded. In any period, our gross margins may fluctuate based on the relative size and number of clients that we are onboarding at that time.
•
Expanding and Retaining Relationships with Existing Clients: Our future growth is dependent upon retaining our existing clients and expanding our relationships with these clients through increases in the amount of their assets on our platform. We have enjoyed consistent gross revenue retention rates of approximately 98% over the past eleven quarters. The consistency in revenue retention creates predictability in our business and enables us to better plan our future investments. Our relationships with our clients expands as these clients add more assets to our platform, with our net revenue retention rates (as defined below under “—Key Operating Measures”) above 105% over the past two years. Clients may add assets as a result of acquiring new clients themselves or by acquiring new businesses or simply through organic growth, which produces additional assets that they manage using our platform. We believe that our client service model and technology platform are strong contributing factors in our attractive retention rates. As such, we expect to continue to invest in both our operations and research and development functions to maintain and increase our high levels of client satisfaction, which we believe will lead to strong client retention and expansion.
•
International Expansion: We believe that the value provided by our platform is equally applicable to asset owners and asset managers outside of North America, and there is a significant opportunity to expand our client base and usage of our platform internationally. Our future growth is dependent upon our ability to successfully enter new international markets and to expand our client base in our current international markets. Our cost to acquire clients in international markets is currently greater than in North America because there is less awareness of the Clearwater brand and our product capabilities, and we have to date invested less in sales and marketing internationally. For these reasons, we expect to invest more in sales and marketing in international markets relative to North America in order to achieve growth in these international markets.
•
Adding New Clients in Adjacent or Nascent End-Markets: Our strategy is to also add new clients in our more nascent end-markets, which include state and local governments, pension funds and sovereign wealth funds, as well as a variety of alternative asset managers. Traditionally, our existing clients have been among our best resources for referring new clients to us, and we will continue to invest in sales and marketing to build awareness of our brand, engage prospective clients and drive adoption of our platform, particularly as it relates to expanding into new end-markets. As we establish our presence in new end-markets, we expect sales and marketing expenditures will be less efficient than in our established verticals and we will become increasingly more efficient at acquiring clients in new end-markets over time.
•
Expanding Solutions and Broadening Innovation: Our future growth is dependent upon our continued expansion of our solutions in order to better retain our current clients and to develop new use cases that appeal to new clients. While we believe we will be able to reduce our research and development expenses as a percentage of revenues as we achieve greater scale, our priority is to maintain and grow our technological advantage over our competitors. As we identify opportunities to increase our technological and competitive advantages, we may increase our investments in research and development at rates that are faster than our growth in revenues in order to enhance our long-term growth and profitability.
•
Fluctuations in the Market Value of Assets on the Platform: We generally bill our clients monthly in arrears based on a basis point rate applied to our clients’ assets on our platform, which can be influenced by general economic conditions. While 86% of the assets on our platform were high-grade fixed income securities and structured products as of September 30, 2021 and therefore subject to very low levels of volatility, the value of our clients’ assets on our platform varies on a daily basis due to changes in securities prices, cash flow needs, incremental buying and selling of assets and other strategic priorities of our clients. For these reasons, our revenue is subject to fluctuations based on economic conditions, including market conditions and the changing interest rate environment

Key Components of Results of Operations

The following discussion describes certain line items in our consolidated statements of operations.

Revenue

We generate revenue from fees derived from providing clients with access to the solutions and services on our software-as-a-service platform. Sales of our offering include a right to use our software in a hosted environment without taking possession of the software. Our contracts are generally cancellable with 30 days’ notice without penalty. We invoice clients monthly in arrears based on a percentage of the average daily value of assets within a client’s accounts on our platform during that month. Payment terms may vary by contract but generally include a requirement of payment within 30 days following the month in which services are provided. Fees invoiced in advance of the delivery of the Company’s performance obligations are deemed set-up activities and are deferred as a material right and recognized over time, typically 12 months.

Cost of Revenue

Cost of revenue consists of expenses related to delivery of revenue-generating services, including expenses associated with client services, onboarding, reconciliation and agreements related to the purchase of data used in the provision of our services. Salary and benefits for certain personnel associated with supporting these functions, in addition to allocated overhead and depreciation for facilities, are also included in cost of revenue.

Operating Expenses

Research and development expense consists primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancement of our offering, ensuring operational stability and performance and development of new offerings.

Sales and marketing expense consists of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expenses, and the cost of trade shows and seminars.

General and administrative expense consists primarily of personnel costs for information technology, finance, administration, human resources and general management, as well as expenses from legal, corporate technology and accounting service providers.

Interest Expense, Net

Interest expense, net primarily relates to interest expense and reflects interest accrued on our outstanding term loan during the course of the applicable period. The accrual of interest varies depending on the timing and amount of borrowings and repayments during the period as well as fluctuations in interest rates. Interest income is also included in interest expense, net.

Loss on Debt Extinguishment

Loss on debt extinguishment related to the early repayment of borrowings under the Previous Credit Agreement with Ares Capital Corporation. The debt was extinguished on September 28, 2021 in connection with the closing of the IPO.

Other (Income) Expense, Net

Other (income) expense, net relates to foreign currency gains and losses.

Provision for Income Taxes

Provision for income taxes consists of income taxes related to federal, state, and foreign jurisdictions where we conduct our business.

Key Operating Measures

We consider certain operating measures, such as annualized recurring revenue, gross retention rates and net retention rates, in measuring the performance of our business. The following table summarizes these operating measures for the dates presented:

	September 30,	September 30,
	2021	2020
	(in thousands)
Annualized recurring revenue	$257,022	$214,877
Gross revenue retention rate	98%	98%
Net revenue retention rate	111%	109%

Annualized Recurring Revenue

Annualized recurring revenue is calculated at the end of a period by dividing the recurring revenue in the last month of such period by the number of days in the month and multiplying by 365.

Because a substantial majority of the assets on our platform have very low levels of volatility with respect to their market value, the growth in annualized recurring revenue is generally not attributable to the fluctuating market value of the assets on our platform. Rather, the growth in annualized recurring revenue is due to an increase in the number of clients using our offering as well as from onboarding more assets of our existing clients onto our platform.

Gross Revenue Retention Rate

Gross revenue retention rate represents annual contract value (“ACV”) at the beginning of the 12-month period ended on the reporting date less client attrition over the prior 12-month period, divided by ACV at the beginning of the 12-month period, expressed as a percentage. ACV is comprised of annualized recurring revenue plus contracted-not-billed revenue, which represents the estimated annual contracted revenue for new and existing client opportunities prior to revenue recognition. In order to arrive at total ACV, we include contracted- not-billed revenue, as it is contracted revenue that has not been recognized but that we expect to produce recognized revenue in the future. Client attrition occurs when a client provides a contract termination notice. The amount of client attrition is calculated as the reduction in annualized revenue of the client at the time of the notice and is recorded in the month the final billing occurs. In the case of client attrition where contracted-not- billed revenue is still present for a client, both annualized recurring revenue and contracted-not-billed revenue associated with such client are deducted from ACV.

Net Revenue Retention Rate

Net revenue retention rate is the percentage of recurring revenue retained from clients on the platform for 12 months and includes changes from the addition, removal or value of assets on our platform, contractual changes that have an impact to annualized recurring revenues and lost revenue from client attrition. We calculate net revenue retention rate as of a period end by starting with the annualized recurring revenue from clients as of the 12 months prior to such period end. We then calculate the annualized recurring revenue from these clients as of the current period end. We then divide the total current period end annualized recurring revenue by the 12-month prior period end annualized recurring revenue to arrive at the net revenue retention rate.

Non-GAAP Financial Measures

We also consider certain non-GAAP financial measures that are not prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), such as adjusted EBITDA and adjusted EBITDA Margin, in measuring the performance of our business. The non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. However, we believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. These measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations. In addition, undue reliance should not be placed upon non-GAAP or operating information because this information is neither standardized across companies nor subjected to the same control activities and audit procedures that produce our GAAP financial results.

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin is a supplemental performance measure that our management uses to assess our operating performance. We define Adjusted EBITDA as net income plus (i) interest expense, net, (ii) depreciation and amortization expense, (iii) equity-based compensation, (iv) Recapitalization compensation expenses, and (v) other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA (as defined above) divided by revenue.

The following tables reconcile net income (loss) to Adjusted EBITDA and include amounts expressed as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,
	2021		2020
Net income	$(11,428)	(18%)	$11,499	22%
Adjustments:
Interest expense, net	8,302	13%	4,810	9%
Loss on debt extinguishment	10,303	16%	—	—
Depreciation and amortization	792	1%	556	1%
Equity-based compensation	7,683	12%	1,714	3%
Other expenses(1)	1,430	2%	425	1%
Adjusted EBITDA	17,082	26%	19,004	36%
Revenue	$64,489	100%	$53,355	100%

	Nine Months Ended September 30,
	2021		2020
Net income	$(8,228)	(5%)	$25,134	17%
Adjustments:
Interest expense, net	25,261	14%	15,424	10%
Loss on debt extinguishment	10,303	6%	—	—
Depreciation and amortization	2,204	1%	1,603	1%
Equity-based compensation	19,239	11%	6,702	5%
Other expenses(1)	3,825	2%	1,439	1%
Adjusted EBITDA	52,604	29%	50,302	34%
Revenue	$182,259	100%	$148,464	100%

(1) Other expenses includes management fees to our investors, income taxes related to foreign subsidiaries, foreign exchange gains and losses and other expenses that are not reflective of our core operating performance including the costs to set up our Up-C structure and Tax Receivable Agreement.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Up-C structure expenses	$726	$—	$1,652	$—
Management fees and reimbursed expenses	618	229	1,702	917
Miscellaneous	86	196	471	522
Total other expenses	$1,430	$425	$3,825	$1,439

Results of Operations

The following tables set forth our results of operations for the three and nine months ended September 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$64,489	$53,355	$182,259	$148,464
Cost of revenue(1)	17,785	12,325	47,683	39,216
Gross profit	46,704	41,030	134,576	109,248
Operating expenses:
Research and development(1)	18,415	14,760	50,991	38,829
Sales and marketing(1)	10,126	4,661	26,151	13,261
General and administrative(1)	10,900	5,104	29,627	16,078
Total operating expenses	39,441	24,525	106,769	68,168
Income from operations	7,263	16,505	27,807	41,080
Interest expense, net	8,302	4,810	25,261	15,424
Loss on debt extinguishment	10,303	—	10,303	—
Other (income) expense, net	(130)	97	(65)	213
Income (loss) before income taxes	(11,212)	11,598	(7,692)	25,443
Provision for income taxes	216	99	536	309
Net income (loss)	(11,428)	11,499	(8,228)	25,134
Less: Net income (loss) attributable to noncontrolling interests	(3,114)	—	86	—
Net loss attributable to Clearwater Analytics Holdings, Inc.	$(8,314)	$—	$(8,314)	$—

(1)
Amounts include equity-based compensation as follows:

Cost of revenue	$899	$173	$2,171	$723
Operating expenses:
Research and development	2,226	487	5,912	1,866
Sales and marketing	1,655	212	3,782	944
General and administrative	2,903	842	7,374	3,169
Total equity-based compensation expense	$7,683	$1,714	$19,239	$6,702

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	100%	100%	100%	100%
Cost of revenue	28%	23%	26%	26%
Gross profit	72%	77%	74%	74%
Operating expenses:
Research and development	29%	28%	28%	26%
Sales and marketing	16%	9%	14%	9%
General and administrative	17%	10%	16%	11%
Total operating expenses	61%	46%	59%	46%
Income from operations	11%	31%	15%	28%
Interest expense, net	13%	9%	14%	10%
Loss on debt extinguishment	16%	0%	6%	0%
Other (income) expense, net	0%	0%	0%	0%
Income before income taxes	(17%)	22%	(4%)	17%
Income taxes	0%	0%	0%	0%
Net income (loss)	(18%)	22%	(5%)	17%

Comparison of the Three Months Ended September 30, 2021 and 2020 (unaudited)

Revenue

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Revenue	$64,489	$53,355	$11,134	21%

Revenue increased $11.1 million, or 21%, for the three months ended September 30, 2021 as compared to the corresponding period in 2020. The increase was driven by growth in our client base as we brought new clients onto our platform and also added additional assets onto our platform from existing clients. Average assets loaded on our platform that were billed to customers increased 15% from the three months ended September 30, 2020 to the three months ended September 30, 2021 while average basis point rate billed to customers increased by 4.7% from the three months ended September 30, 2020 to the three months ended September 30, 2021.

Cost of Revenue

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Equity-based compensation	$899	$173	$726	420%
All other cost of revenue	16,886	12,152	4,734	39%
Total cost of revenue	$17,785	$12,325	$5,460	44%
Percent of revenue	28%	23%

Cost of revenue changed as follows:

Change from September 30, 2020 to September 30, 2021
(In thousands)
Increased payroll and related	$3,202
Increased equity-based compensation	726
Increased facilities and infrastructure expenses	474
Increased outside services and contractors	367
Increased data costs	273
Increased technology	200
Other items	218
Total change	$5,460

The increase in cost of revenue is primarily due to increased payroll and related costs as a result of headcount growth of additional employees across our client services, onboarding and reconciliation teams and increased data costs to support a larger client base as well as increased equity-based compensation expense due to increased grant-date fair value of equity awards and higher headcount. In addition, the increased allocation of facilities and infrastructure expenses, higher utilization of third-party contractors, technology and IT services on operational activities and outside services and contractors, and increased data costs to support a larger client base increased cost of revenue.

Operating Expenses

Research and Development

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Equity-based compensation	$2,226	$487	$1,739	357%
All other research and development	16,189	14,273	1,916	13%
Total research and development	$18,415	$14,760	$3,655	25%
Percent of revenue	29%	28%

Research and development expenses changes as follows:

Change from September 30, 2020 to September 30, 2021
(In thousands)
Increased equity-based compensation	$1,739
Increased outside services and contractors	1,213
Increased technology	632
Increased facilities and infrastructure expenses	273
Other items	(192)
Total change	$3,665

The increase in research and development expense was primarily due to increased equity-based compensation expense due to increased grant-date fair value of equity awards, increased utilization of third-party contractors on development activities, increased technology costs from higher utilization of third-party cloud computing services and other third-party IT, and increased allocation of facilities and infrastructure expenses.

Sales and Marketing

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Equity-based compensation	$1,655	$212	$1,443	681%
All other sales and marketing	8,471	4,449	4,022	90%
Total sales and marketing	$10,126	$4,661	$5,465	117%
Percent of revenue	16%	9%

Sales and marketing expense changes as follows:

Change from September 30, 2020 to September 30, 2021
(In thousands)
Increased payroll and related	$3,333
Increased equity-based compensation	1,443
Increased marketing	261
Increased travel and entertainment	249
Increased facilities and infrastructure expenses	214
Other items	(35)
Total change	$5,465

The increase in sales and marketing expense is primarily due to increased payroll and related costs as a result of additional employees to expand sales coverage as well as increased equity-based compensation due to increased grant-date fair value of equity awards and higher headcount. In addition, sales and marketing expense increased from higher marketing costs due to increased focus on public relations and branding, increased travel and entertainment costs as restrictions due to the COVID-19 pandemic are lifted, and increased allocation of facilities and infrastructure expenses.

General and Administrative

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Equity-based compensation	$2,903	$842	$2,061	245%
All other general and administrative	7,997	4,262	3,735	88%
Total general and administrative	$10,900	$5,104	$5,796	114%
Percent of revenue	17%	10%

General and administrative expenses changed as follows:

Change from September 30, 2020 to September 30, 2021
(In thousands)
Increased equity-based compensation	$2,061
Increased payroll and related	841
Increased outside services and contractors	1,285
Increased Up-C structure expenses	726
Increased technology	315
Increased recruiting	133
Other items	435
Total change	$5,796

The increase in general and administrative expenses was primarily due to increased equity-based compensation expense due to increased grant-date fair value of equity awards and additional headcount, increased payroll and related costs as a result of headcount growth of additional employees, and increased costs from higher utilization of third-party contractors on accounting, IT and compliance activities. In addition, general and administrative expense increased due to accounting and legal professional service costs associated with creating our Up-C structure and developing the Tax Receivable Agreement, higher utilization of IT services, and increased recruiting to support hiring for growth initiatives.

Non-Operating Expenses

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Interest expense, net	$8,302	$4,810	$3,492	73%
Loss on debt extinguishment	$10,303	—	$10,303	NMF
Other (income) expense, net	$(130)	$97	$(227)	(234%)

NMF - not meaningful

The increase in interest expense, net was primarily due to increased interest expense related to incremental borrowings following our debt refinancing in October 2020. The loss on extinguishment relates to prepayment premium and unamortized debt issue costs following the repayment of borrowings under the Previous Credit Agreement in September 2021. Other (income) expense, net relates to foreign exchange gains and losses driven by fluctuations in exchange rates.

Provision for Income Taxes

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Provision for income taxes	$216	$99	$117	118%

The increase in provision for income taxes relates to higher foreign jurisdiction income in the period.

Comparison of the Nine Months Ended September 30, 2021 and 2020 (unaudited)

Revenue

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Revenue	$182,259	$148,464	$33,795	23%

Revenue increased $33.8 million, or 23%, in the nine months ended September 30, 2021 as compared to the corresponding period in 2020. The increase was on account of growth in our client base as we brought new clients onto our platform and also added additional assets onto our platform from existing clients. Average assets on our platform that were billed to clients increased 21% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 while the average basis point rate billed to customers increased 1.1% from the nine months ended September 30, 2020 to the nine months ended September 30, 2021.

Costs of Revenue

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Equity-based compensation	$2,171	$723	$1,448	200%
All other cost of revenue	45,512	38,493	7,019	18%
Total cost of revenue	$47,683	$39,216	$8,467	22%
Percent of revenue	26%	26%

Cost of revenue changed as follows:

Change from September 30, 2020 to September 30, 2021
(In thousands)
Increased payroll and related	$4,271
Increased equity-based compensation	1,448
Increased data costs	709
Increased outside services and contractors	690
Increased facilities and infrastructure expenses	558
Increased technology	472
Increased depreciation and amortization	454
Other items	(135)
Total change	$8,467

The increase in cost of revenue is primarily due to increased payroll and related costs as a result of headcount growth of additional employees across our client services, onboarding and reconciliation teams to support a larger client base, and higher equity-based compensation expense due to increased grant-date fair value of equity awards and higher headcount. In addition, cost of revenue increased due to increased data costs to support a larger client base, increased utilization of third-party contractors, technology and IT services on operational activities, increased allocation of facilities and infrastructure expenses and higher depreciation expense from completion of development projects.

Research and Development

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Equity-based compensation	$5,912	$1,866	$4,046	217%
All other research and development	45,079	36,963	8,116	22%
Total research and development	$50,991	$38,829	$12,162	31%
Percent of revenue	28%	26%

Research and development expenses changed as follows:

Change from September 30, 2020 to September 30, 2021
(In thousands)
Increased equity-based compensation	$4,046
Increased payroll and related	3,808
Increased outside services and contractors	2,369
Increased technology	1,585
Increased facilities and infrastructure expenses	277
Other items	77
Total change	$12,162

The increase in research and development expense is primarily due to increased equity-based compensation due to increased grant-date fair value of equity awards, increased payroll and related costs as a result of headcount growth of additional employees to focus on the new offerings, higher utilization of third-party contractors, IT services and cloud computing services, and higher allocation of facilities and infrastructure expenses.

Sales and Marketing

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Equity-based compensation	$3,782	$944	$2,838	301%
All other sales and marketing	22,369	12,317	10,052	82%
Total sales and marketing	$26,151	$13,261	$12,890	97%
Percent of revenue	14%	9%

Sales and marketing expenses changed as follows:

Change from September 30, 2020 to September 30, 2021
(In thousands)
Increased payroll and related	$7,962
Increased equity-based compensation	2,838
Increased outside services and contractors	971
Increased marketing	488
Increased facilities and infrastructure expenses	310
Increased technology	175
Other items	146
Total change	$12,890

The increase in sales and marketing expenses is primarily due to increased payroll and related costs as a result of headcount growth of additional employees to expand sales coverage as well as increased equity-based compensation due to increased grant-date fair value of equity awards. In addition, sales and marketing expense increased due to higher utilization of third-party contractors on marketing activities, higher marketing costs due to increased focus on public relations and branding, higher allocation of facilities and infrastructure expenses and increased technology costs.

General and Administrative

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Equity-based compensation	$7,374	$3,169	$4,205	133%
All other general and administrative	22,253	12,909	9,344	72%
Total general and administrative	$29,627	$16,078	$13,549	84%
Percent of revenue	16%	11%

General and administrative expenses changed as follows:

Change from September 30, 2020 to September 30, 2021
(In thousands)
Increased equity-based compensation	$4,205
Increased outside services and contractors	3,019
Increased payroll and related	2,311
Increased Up-C structure expenses	1,652
Increased recruiting	1,068
Increased technology	710
Other items	584
Total change	$13,549

The increase in general and administrative expenses is primarily due to increased equity-based compensation expense due to increased grant-date fair value of equity awards and additional headcount, increased costs due to higher utilization of third-party contractors on accounting, IT and compliance activities, increased payroll and related costs as a result of headcount growth. In addition, general and administrative expenses increased due to accounting and legal professional service costs associated with creating our Up-C structure and developing the Tax Receivable Agreement, increased recruiting costs to support hiring for growth initiatives, and higher utilization of IT services.

Non-Operating Expenses

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Interest expense, net	$25,261	$15,424	$9,837	64%
Loss on debt extinguishment	$10,303	—	$10,303	NMF
Other (income) expense, net	$(65)	$213	$(278)	(131%)

NMF - not meaningful

The increase in interest expense, net was primarily due to increased interest expense related to incremental borrowings following our debt refinancing in October 2020. The loss on extinguishment relates to prepayment premium and unamortized debt issue costs following the repayment of borrowings under the Previous Credit Agreement in September 2021. The increase in other (income) expense, net relates to foreign exchange gains and losses driven by fluctuations in exchange rates.

Provision for Income Taxes

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(In thousands)
Provision for income taxes	$536	$309	$227	73%

The increase in provision for income taxes relates to higher foreign jurisdiction income in the period.

Liquidity and Capital Resources

To date, we have primarily financed our operations through cash flows from operations and financing activities.

As of September 30, 2021, we had cash and cash equivalents of $245.1 million. Cash and cash equivalents primarily consist of money market mutual funds, which are highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. We believe our existing cash and cash equivalents will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. Our future financing requirements will depend on many factors, including our growth rate, revenue retention rates, the timing and extent of spending to support development of our platform and any future investments or acquisitions we may make. Although we currently are not a party to any agreement and do not have any understanding with any third parties with respect to future investments in, or acquisitions of, businesses or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Risk Factors” in the Prospectus.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net cash provided by (used in) operating activities	$7,264	$13,673	$(9,059)	$26,035
Net cash used in investing activities	(1,268)	(759)	(3,499)	(3,145)
Net cash provided by (used in) financing activities	198,027	(20,405)	196,686	(20,930)
Effect of exchange rate changes on cash and cash equivalents	11	87	(122)	(71)
Increase (decrease) in cash and cash equivalents	$204,034	$(7,404)	$184,006	$1,889

Cash Flows from Operating Activities

Net cash provided by operating activities of $7.3 million during the three months ended September 30, 2021 was primarily the result of our net loss plus non-cash charges including equity-based compensation, depreciation and amortization, and debt extinguishment costs. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, a decrease in prepaid and other assets, an increase in accrued expenses, and increase in deferred commissions and a decrease in accrued interest on debt. Accounts receivable increased as a result of increased revenue and timing of collections. Prepaid and other assets decreased due to amortization of existing third-party provided services. Accrued expenses and other liabilities increased due to expenses associated with the IPO. The increase in deferred commissions is due to higher revenues during the period. Accrued interest on debt decreased due to payment of unpaid interest upon early repayment of borrowings under the Previous Credit Agreement.

Net cash provided by operating activities of $13.7 million during the three months ended September 30, 2020 was primarily the result of our net income plus non-cash charges including equity-based compensation, depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, an increase in accrued expenses and other liabilities, and an increase in deferred commissions. Accounts receivable increased as a result of increased revenue and timing of collections. The increase in accrued expenses and other liabilities is due to higher accrued payroll, benefits and bonuses. Deferred commissions increased due to higher revenue during the period.

Net cash used in operating activities of $9.1 million during the nine months ended September 30, 2021 was primarily the result of changes in operating assets and liabilities that decreased operating cash flow by $36.5 million. Accounts receivable increased $16.1 million during the period. The increase is comprised of $5.9 million from growth in revenues and $10.2 million from ageing of small receivable balances across several customers who are experiencing delayed processing of remittances due to the recent increased trend of employees voluntarily leaving jobs and the time to train new employees. Prepaid expenses and other assets increased primarily from the prepayment of management fees to certain affiliates of the Principal Equity Owners in the amount of $9.6 million. Deferred commissions increased $2.9 million due to higher revenue in the period. Accrued sales tax liability decreased $6.2 million as we remitted sales tax payable for prior periods to different jurisdictions, and accrued interest on debt decreased $2.3 million due to payment of unpaid interest upon early repayment of borrowings under our previous Credit Agreement.

Net cash provided by operating activities of $26.0 million during the nine months ended September 30, 2020 was primarily the result of our net income plus non-cash charges including equity-based compensation, depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, an increase in deferred commissions and decrease in accrued interest on debt. Accounts receivable and deferred commissions increased due to higher revenue in the period. Accrued interest on debt decreased due to our debt refinancing in December 2019 and changes to the timing of interest payments.

Cash Flows from Investing Activities

Net cash used in investing activities of $1.3 million during the three months ended September 30, 2021 was attributable to purchase of property and equipment.

Net cash used in investing activities of $0.8 million during the three months ended September 30, 2020 was attributable to purchase of property and equipment.

Net cash used in investing activities of $3.5 million during the nine months ended September 30, 2021 was attributable to purchase of property and equipment.

Net cash used in investing activities of $3.1 million during the nine months ended September 30, 2020 was attributable to purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended September 30, 2021 was $198.0 million, of which $582.2 million was proceeds from the IPO, net of underwriting discounts, $53.6 million was proceeds from borrowings, net of debt issuance costs from our New Credit Agreement, which was offset by $432.7 million repayment of borrowings and $2.0 million for prepayment premium and legal fees in relation to the early repayment of the Previous Credit Agreement, $1.6 million was from minimum tax withholding paid on behalf of employees for net unit settlement, and $1.5 million was payment of expenses associated with the IPO.

Net cash used in financing activities during the three months ended September 30, 2020 was $20.4 million, attributable to payments on debt of $20.3 million and $0.6 million from the repurchase of common units, which is offset by $0.4 million proceeds from exercise of options.

Net cash provided by financing activities during the nine months ended September 30, 2021 was $196.7 million, of which $582.2 million was proceeds from the IPO, net of underwriting discounts, $53.6 million was proceeds from borrowings, net of debt issuance costs from our New Credit Agreement, $1.6 million was proceeds from the issuance of common units to newly appointed directors and $0.3 million was proceeds from the exercise of options, which was offset by $434.2 million repayment of borrowings, $2.0 million for prepayment premium and legal fees in relation to the early repayment of the Previous Credit Agreement, $2.2 million from minimum tax withholding paid on behalf of employees for net unit settlement, and $1.9 million payment of expenses associated with the IPO.

Net cash used in financing activities during the three months ended September 30, 2020 was $20.9 million, attributable to payments on debt of $20.8 million and $0.6 million from the repurchase of common units, which is offset by $0.4 million proceeds from exercise of options.

Off-Balance Sheet Arrangements

At September 30, 2021 and December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements and related notes, which have been prepared in accordance with GAAP. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.

On an ongoing basis, we evaluate the process we use to develop estimates. We base our estimates on historical experience and on other information that we believe is reasonable for making judgments at the time the estimates are made. Actual results may differ from our estimates due to actual outcomes being different from those on which we based our assumptions.

The Company's significant accounting policies are discussed in “Index to the Consolidated Financial Statements - Significant Accounting Policies" in the Prospectus. There have been no significant changes to these policies for the three months ended September 30, 2021, except for the following:

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe it is more likely than not that they will not be realized. We consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under tax law, and results of recent operations.

We account for amounts payable under the TRA in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. As such, subsequent changes to the measurement of the TRA liability are recognized in the statements of operations as a component of other income (expense), net.

JOBS Act Accounting Election

We meet the definition of an emerging growth company under the Jumpstart Our Business Startups Act of 2012, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2, “Recently Adopted Accounting Pronouncements” and “Recent Accounting Pronouncement Not Yet Adopted,” in the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have interest rate risk relating to debt and associated interest expense under the New Credit Agreement, which is indexed to LIBOR or LIBOR equivalent once LIBOR is phased out. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical increase or decrease in LIBOR of 100 basis points would increase or decrease, respectively, our interest expense by approximately $0.6 million on an annual basis, based on our $55 million debt balance under the New Credit Agreement at September 30, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost–effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of business. In the opinion of our management, we are not involved in any litigation or proceedings with third parties that we believe could have a material adverse effect on our results of operations, financial condition or business.

Item 1A. Risk Factors.

For a discussion of potential risks and uncertainties, see the information in the section titled "Risk Factors" in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In connection with the IPO, Clearwater Analytics Holdings Inc. completed a series of organizational transactions, pursuant to which the Company issued an aggregate of: (i) 12,866,089 shares of its Class A Common Stock to entities affiliated with Dragoneer Investment Group, LLC and Durable Capital Partners; (ii) 11,151,110 shares of its Class B common stock, $0.001 par value per share (the “Class B Common Stock”), to entities affiliated with Dragoneer Investment Group, LLC and certain of our directors and Continuing Equity Owners; (iii) 47,377,587 shares of its Class C common stock, $0.001 par value per share (the “Class C Common Stock”), to entities affiliated with Welsh, Carson, Anderson & Stowe; and (iv) 130,083,755 shares of its Class D common stock, $0.001 par value per share (the “Class D Common Stock”), to entities affiliated with Welsh Carson, Warburg Pincus LLC and Permira Advisers LLC. The issuances of the Class A Common Stock, Class B Common Stock, Class C Common Stock and Class D Common Stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act. The Company relied on this exemption from registration based in part on the nature of the transactions and the various representations made by the parties thereto.

Use of Proceeds

On September 28, 2021, Clearwater Analytics Holdings Inc. completed the IPO, in which it sold 34,500,000 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $18.00 per share for net proceeds of $582.2 million, after deducting underwriting discounts of $38.8 million (but excluding other offering expenses of $5.1 million). The IPO was registered pursuant to a registration statement on Form S-1 (File No. 333-259155) that was declared effective by the SEC on September 23, 2021. The managing underwriters of the IPO were Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC.

As contemplated in the Prospectus, Clearwater Analytics Inc. used proceeds from the IPO to (i) purchase 34,500,000 LLC interests from CWAN Holdings, LLC; (ii) repay approximately $437.4 million of outstanding borrowings under the Previous Credit Agreement including repayment premiums and accrued interest; (iii) pay $5.1 million of expenses related to the IPO; with the remaining proceeds intended to be used for general corporate purposes. No offering expenses were paid directly or indirectly to any of our officers or directors (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits filed or furnished herewith are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Certificate of Incorporation of Clearwater analytics Holdings, Inc., dated September 27, 2021	8-K filed September 28, 2021	001-40838	3.1
3.2	Amended and Restated Bylaws of Clearwater Analytics Holdings, Inc., dated September 27, 2021			3.2
10.1	Registration Rights Agreement, dated September 28, 2021, by and among Clearwater Analytics Holdings, Inc. and certain holders identified therein	8-K filed September 28, 2021	001-40838	10.1
10.2	Stockholders Agreement, dated as of September 28, 2021, by and among Clearwater Analytics Holdings, Inc. and the Principal Equity Owners	8-K filed September 28, 2021	001-40838	10.2
10.3	Tax Receivable Agreement, dated as of September 28, 2021, by and among Clearwater Analytics Holdings, Inc., CWAN Holdings, LLC and the other parties thereto	8-K filed September 28, 2021	001-40838	10.3
10.4	Third and Amended Restated Limited Liability Company Agreement of CWAN Holdings, LLC, dated as of September 28, 2021, by and among CWAN Holdings, LLC and the other parties thereto	8-K filed September 28, 2021	001-40838	10.4
10.5	Credit Agreement, dated as of September 28, 2021, by and among Clearwater Analytics, LLC, as borrower, CWAN Acquisition, LLC, as holdings, the lenders party thereto and JPMorgan Chase Bank, N.A, as administrative agent, collateral agent and revolver agent	8-K filed September 28, 2021	001-40838	10.5
10.6#	Form of Tax Receivable Agreement Bonus Letter	8-K filed September 28, 2021	001-40838	10.6
10.7#	Form of 2021 Employee Stock Purchase Plan	S-1/A filed September 21, 2021	333-259155	10.1
10.8#	Form of Omnibus Incentive Plan	S-1/A filed September 21, 2021	333-259155	10.5
10.9#	Form of Director and Officer Indemnification Agreement	S-1/A filed September 21. 2021	333-259155	10.6
10.10#	Employment Agreement by and between Sandeep Sahai and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.13
10.11#	Employment Agreement by and between James S. Cox Jr. and Clearwater Analytics, LLC. and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.14
10.12#	Employment Agreement by and between Scott Erickson and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.15
10.13#	Employment Agreement by and between James Price and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.16
10.14	Form of Notice of Amendment to Option Agreement (2017 Equity Incentive Plan)	S-1/A filed September 21, 2021	333-259155	10.18
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 12, 2021	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)