Form 10-K
period 2021-12-31
Clearwater Analytics Holdings, Inc.
filed 2022-03-16
CIK 1866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40838

Clearwater Analytics Holdings, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	87-1043711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 900 Boise, ID	83702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (208) 918-2400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.001 per share	CWAN	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The registrant was not a public company as of the last date of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting common equity held by non-affiliates as of such date.

The number of shares of Registrant’s Common Stock outstanding as of March 11, 2022 was:

48,337,750 shares of Class A common stock.

11,151,110 shares of Class B common stock.

47,377,587 shares of Class C common stock.

130,083,755 shares of Class D common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2022 Annual Meeting of Stockholders of Clearwater Analytics Holdings, Inc., which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2021, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this report.

i

GLOSSARY

As used in this Annual Report on Form 10-K, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise:

•
“Company,” “we,” “us,” “our,” “Clearwater” and similar references refer, (1) following the consummation of the Transactions, to Clearwater Analytics Holdings, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including CWAN Holdings, LLC, and (2) prior to the completion of the Transactions, to CWAN Holdings, LLC and, unless otherwise stated, all of its direct and indirect subsidiaries.
•
“Blocker Entities” refers to entities that, prior to the consummation of the Transactions, were affiliated with certain of the Continuing Equity Owners, each of which was a direct or indirect owner of LLC Interests in CWAN Holdings, LLC prior to the Transactions and is taxable as a corporation for U.S. federal income tax purposes.
•
“Blocker Shareholders” refers to entities affiliated with certain of the Continuing Equity Owners, each of which was an owner of one or more of the Blocker Entities prior to the Transactions, which exchanged their interests in the Blocker Entities for shares of our Class A common stock, in the case of Other Continuing Equity Owners, and for shares of our Class D common stock, in the case of the Principal Equity Owners, in connection with the consummation of the Transactions.
•
“Borrower” refers to Clearwater Analytics, LLC as borrower under the New Credit Agreement.
•
“Continuing Equity Owners” refers collectively to direct or indirect holders of LLC Interests and/or our Class B common stock, Class C common stock and/or Class D common stock immediately following consummation of the Transactions, including the Principal Equity Owners and certain of our directors and officers and their respective Permitted Transferees who may exchange at each of the irrespective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock or Class C common stock, as the case may be (and such shares shall be immediately cancelled)) for newly issued shares of our Class A common stock or our Class D common stock, as the case may be, and additionally holders of shares of our Class D common stock may convert such shares at any time for newly issued shares of our Class A common stock, on a one-for-one basis (in which case their shares of our Class D common stock will be cancelled on a one-for-one basis upon any such issuance).
•
“JOBS Act” means the Jumpstart Our Business Startups Act of 2012, as amended.
•
“LLC Agreement” refers to CWAN Holdings, LLC’s Third Amended and Restated Limited Liability Company Agreement.
•
“LLC Interests” refers to the common units of CWAN Holdings, LLC, including those that we purchased with a portion of the net proceeds from the IPO.
•
“New Credit Agreement” refers to a new credit agreement which Clearwater Analytics, LLC entered into with JPMorgan Chase Bank, N.A. in connection with the closing of the IPO.
•
“NPS” refers to our net promoter score, which can range from a low of negative 100 to a high of positive 100, that we use to gauge customer satisfaction. NPS benchmarks can vary significantly by industry, but a score greater than zero represents a company having more promoters than detractors. Our methodology of calculating NPS reflects responses from customers who purchase investment accounting and reporting, performance measurement, compliance monitoring and risk analytic solutions from us and choose to respond to the survey question. In particular, it reflects responses given in the second quarter of 2021 and reflects a sample size of 134 responses over that period. NPS give no weight to customers who decline to answer the survey question.
•
“NYSE” refers to the New York Stock Exchange.
•
“Other Continuing Equity Owners” refers to Continuing Equity Owners who are not also Principal Equity Owners.
•
“Permira” refers to Permira Advisers LLC, one of our largest owners through holdings by its affiliates.
•
“Permitted Transferee” refers to, subject to the provisions of the LLC Agreement, (a) with respect to any Principal Equity Owner, any of such Principal Equity Owner’s affiliates and (b) with respect to any Other Continuing Equity Owner, any such Other Continuing Equity Owner’s affiliates or, in the case of individuals, members of their immediate family.
•
“Principal Equity Owners” refers to Welsh Carson, Warburg Pincus, Permira and their respective affiliates and Permitted Transferees.
•
“SaaS” refers to Software-as-a-Service.
•
“Tax Receivable Agreement” or “TRA” refers to the Tax Receivable Agreement, dated as of September 28, 2021, by and among Clearwater Analytics Holdings, Inc., CWAN Holdings, LLC and the other parties thereto.

•
“TRA Bonus Agreement” refers to the Tax Receivable Agreement Bonus Letters, each dated as of September 28, 2021, by and among Clearwater Analytics Holdings, Inc. and certain of our executive officers.
•
“Transactions” refers to the organizational transactions described under “Transactions” in Note 1 to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•
“Up-C” refers to the Company’s umbrella partnership-C-corporation organizational structure. See Note 1 “Organization and Description of Business” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•
“Warburg Pincus” refers to Warburg Pincus LLC, one of our largest owners through holdings by its affiliates.
•
“Welsh Carson” refers to Welsh, Carson, Anderson & Stowe, one of our largest owners through holdings by its affiliates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY RISK FACTORS

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. The forward-looking statements are contained principally in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
•
the Principal Equity Owners will continue to have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote;
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
•
provisions in our certificate of incorporation and bylaws, may have the effect of delaying or preventing a change of control or changes in our management; and
•
those described in the section titled "Risk Factors" herein and in periodic reports that we file with the Securities and Exchange Commission, and our reports to shareholders. These filings are available at www.sec.gov and on our website.

Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K and should not be relied upon as representing Clearwater expectations or beliefs as of any date subsequent to the time they are made. Clearwater does not undertake to and specifically declines any obligation to update any forward-looking statements that may be made from time to time by or on behalf of Clearwater.

v

PART I

Item 1. Business.

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

We provide investment accounting and reporting, performance measurement, compliance monitoring and risk analytics solutions for asset managers, insurance companies and large corporations. Every day, Clearwater’s powerful platform aggregates and normalizes data on over $5.9 trillion of global invested assets for over 1,100 clients. We bring modern software to an industry that has long been dominated by difficult-to-use, high cost legacy technologies and processes, which often lack data integrity and traceability, and often require significant manual intervention. The strength of our platform is demonstrated by our approximately 80% win rate for new clients over the prior four years in deals that reached the proposal stage.

The markets we serve are highly complex and changing rapidly. All asset owners and asset managers need timely, accurate and comprehensive information about their investment portfolios in order to effectively make capital allocation decisions, manage risk, measure performance, comply with regulations and communicate to various stakeholders internally and externally. This requires organizations to have a comprehensive, global view of their investment portfolio. A partial view of one asset class or one reporting regime is ineffective: delivering analysis on 95% of the portfolio is inadequate because, more often than not, the opaque final 5% of the portfolio creates disproportionate risk. A single client can invest in over 60 different asset classes, hold assets in over 40 different currencies, be governed by more than 10 accounting regimes and hold positions representing thousands of individual tax lots. These clients often have separate accounting, reporting, performance, compliance and risk management products for each asset class and each country. Furthermore, clients frequently require large teams of people to manually review, compare and enter data, correct errors and build custom reports across multiple disparate systems and spreadsheets. Our platform provides our clients with a single consolidated and transparent view of investment data and analytics.

We believe that client demand for Clearwater’s offering continues to grow not only in the United States, but also in financial centers around the world. Prior to 2008, institutions often invested in a narrower range of asset classes for which legacy solutions may have been able to provide adequate accounting, performance measurement, compliance monitoring and risk analytics. Over the past decade, however, clients’ needs have grown meaningfully as a result of industry-wide trends such as:

•
globalization;
•
increased regulatory requirements and complexity;
•
higher investment allocations in alternative assets (such as private equity, hedge funds, and derivatives and structured services);
•
greater demand for timely risk management and transparency, and
•
pressure to increase speed and accuracy while reducing cost.

Clients no longer find it sufficient to review investment portfolios on a quarterly, monthly or even weekly basis. Their aged patchworks of on-premises software applications with multiple data warehouses and significant manual intervention expose them to time delays, a lack of data integrity and traceability, and a significant increase in errors, cost and ultimately risk. For many clients, this has become increasingly untenable.

We allow our clients to replace these legacy systems with modern cloud-native software. Our platform helps clients reduce cost, time, errors and risk and allows them to reallocate resources to other value-creating activities. Our software aggregates, reconciles and validates data from more than 2,500 daily data feeds and more than four million securities that have been modeled across multiple currencies, asset classes and countries. This cleansed and validated data runs through our proprietary accounting, performance, compliance and risk solutions to provide clients with powerful analytics and daily or on-demand configurable reporting. We offer multi-asset class, multi-basis, multi-currency accounting and analytics that provide clients with a comprehensive view of their holdings and related performance. This allows our clients to make better, more timely decisions about their investment portfolios.

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

Our team members are passionate about client success. We strive to be an extension of our clients’ own teams by providing responsive, consistent and effective support. Our clients have direct access to a dedicated client service team, a specialized group of experts devoted to ensuring data is as accurate and current as possible and resolving any challenges our clients may encounter utilizing our platform. We take pride in our extremely high client satisfaction rating with a NPS of 60+, in contrast with competitors who typically score much lower. Our gross revenue retention rate has remained approximately 98% over the past twelve quarters, which we believe is a testament to the strength of our offering, our ability to deliver operational efficiency for our clients and our focus on providing exceptional client service. We are able to deliver this service to our clients by attracting, retaining and engaging an outstanding team.

We have a 100% recurring revenue model. We charge our clients a fee that is primarily based on the amount of assets they manage on our platform, subject to contracted minimums. A majority of the assets on our platform are high-grade fixed income assets, leading to very low levels of volatility and highly predictable revenue streams. When applicable, we charge additional transaction fees for certain alternative asset classes (e.g., derivatives and other financial instruments).

Our Industry

We operate in the investment accounting and analytics market, serving a range of clients that own or manage investment assets. Before the global financial crisis in 2008, the investment community generally invested in a relatively small number of asset classes that could be tracked with legacy software tools and processes. Over the ensuing years, the industry has faced several challenges that have strained and broken this fragmented and often manual approach to investment accounting operations. These new developments have included increasingly globalized holdings, growing regulatory complexities, the increasing prominence of complex alternative assets, and pressure to increase speed and accuracy while reducing cost. In light of these developments, asset owners and asset managers began to require a comprehensive, global view of their investment portfolios. These organizations initially reacted by buying dedicated products for each asset class, country and reporting regime, building proprietary data warehouses for different use cases, and increasing employee headcount in accounting and compliance functions. These practices resulted in investment accounting operations that were slow, expensive, inflexible and inconsistent, very often resulting in inaccurate data and reporting. We believe that our purpose-built single instance, multi-tenant technology platform provides clients with a vastly superior solution to their growing needs.

Increasingly Global Investment Portfolios

Investors today increasingly hold positions in globally diversified assets as they search for yield and diversification. As a result, they require a global platform that delivers a multi-asset class, multi-basis, multi-currency solution across different accounting, reporting and regulatory regimes.

High Regulatory Complexity

Increased regulatory requirements within the financial services and investment industries continue to proliferate in jurisdictions around the world, forcing asset owners and asset managers to adapt and operate under a myriad of ever-changing rules. The spread of these new regulations (e.g., CECL, NAIC, Solvency II, IFRS 9 and 17, and others) has been accompanied by a nearly six-fold increase in global yearly regulatory alerts and SEC enforcement actions, from approximately 10,000 alerts and enforcement actions in 2008 to approximately 67,000 in 2020, according to SEC press releases and annual reports. Investors must be responsive to ensure they remain compliant across this vast range of regulations. Failure to do so could lead to investigations and sanctions. Asset owners and asset managers need a robust and dynamic solution to help them achieve and maintain compliance in this complex and ever-evolving environment.

Growing Importance of Alternative Assets

Investors are increasingly allocating capital to alternative assets and complex financial instruments as part of a search for higher investment returns in the low interest rate environment that has persisted over the past decade. According to a Preqin study from November 2020, investors expect to further increase their allocation to alternative assets over the coming years, particularly within private equity and debt. Alternative assets are typically traded less broadly and frequently than traditional investment assets (such as stocks, corporate bonds, treasury securities, currencies, mutual funds and exchange-traded funds) and often have less data readily available about them. This complicates reporting and risk management. Asset owners and asset managers need comprehensive, accurate and timely data regardless of the complexity of their investment holdings.

Rising Demand for Risk Management and Transparency

Investors are seeking the highest quality investment data and portfolio visibility in order to effectively make capital allocation decisions, manage risk and measure performance. Additionally, the rise of environmental, social and governance (ESG) initiatives in investing has increased the need for transparency in portfolio holdings as investors seek to measure compliance with ESG objectives. Asset owners and asset managers need a solution that provides on-demand transparency in order to optimize risk management and provide their stakeholders with the holdings-based visibility that they require.

Pressure to Increase Efficiency

The asset management industry is highly competitive and asset management firms must constantly improve operating efficiency to maintain profitability. Accounting teams at these firms are continually asked to meet growing regulatory and reporting challenges with fewer resources, an ultimately unsolvable problem with legacy products and processes. Additionally, the growing prominence of passive investment strategies (e.g., through the use of Exchange Traded Funds and Index strategies) has compressed fees for active asset managers and led to a greater focus on managing overall organizational costs to maintain profitability and operational efficiency. In order to effectively compete, asset owners and asset managers need modern automated solutions that reduce the need for greater headcount, and ultimately lower costs.

Digital Transformation from Legacy Technologies

Many of the challenges that plague asset owners and asset managers result from their reliance upon legacy software products and outdated manual processes. These products typically require on-premises deployments, feature poor system flexibility and data management capabilities, and result in higher total costs of ownership. Asset owners and asset managers are seeking cloud-based solutions that address the costly, manual and error-prone deficiencies of these legacy technologies.

Our Value Proposition

Clearwater’s purpose-built single instance, multi-tenant technology platform helps clients around the world radically simplify their investment accounting and reporting, performance measurement, compliance monitoring and risk analytics. Our solutions provide our clients with a comprehensive view and single source of truth for their investment portfolios and we believe our solutions deliver unmatched levels of speed, flexibility, traceability, repeatability and auditability, all with no manual labor required of our clients. Some key aspects of our value proposition include:

•
Single Instance, Multi-Tenant Platform: Clearwater’s platform is purpose-built, 100% in the cloud. The single instance, multi-tenant architecture allows for efficient and continuous upgrades, new features, and updates to adjust for rapidly evolving industry requirements and regulations. Each upgrade and update is made available worldwide.
•
Comprehensive View of Global Assets: For asset owners and asset managers, we provide comprehensive views and powerful analytics regarding their investment data. We offer investment accounting for $5.9 trillion of assets in our clients’ portfolios globally as of December 31, 2021, including complex derivatives and alternative investments. Clients benefit from having a “single pane of glass” through which to holistically and accurately view their entire investment portfolios, with the flexibility to respond to unique reporting challenges across different regulatory regimes.
•
Single Source of Truth for All Accounting, Risk, Compliance and Regulatory Reporting: We completely eliminate the need for clients to manually process and reconcile data from different sources and systems. By leveraging machine learning, automation and our direct connections with approximately 1,000 custodians, more than 1,400 managers, more than 240 trading data sources and all of the leading third party market data providers, our platform automates data aggregation, data reconciliation and data validation of each security in our clients’ investment portfolios. This allows us to deliver our clients data from a “Golden Copy” that is accurate, auditable and traceable.

•
Radical Simplification of Investment Accounting Operations: We deliver our clients a single, comprehensive platform that allows them to perform investment accounting, performance measurement, compliance monitoring and risk analytics. By eliminating the need for our clients to aggregate, reconcile and validate security data, we greatly simplify and expedite their operations, allowing them to quickly close their books, comply with regulatory reporting requirements, reduce costs and free their time to focus on managing their portfolios and performing other higher-value functions.
•
Accurate, Timely and Up-to-date Reporting: We offer transparent, and configurable views of our clients’ portfolios, accessible anytime from anywhere. Additionally, we are committed to frequent and seamless incorporation of new features and functionalities on our platform to meet the evolving business needs of our clients and the latest regulatory demands. For example, our clients can switch from a GAAP view to a Tax view to a STAT view, all in a matter of seconds.
•
Powerful Network Effects: Every incremental data source from an additional client improves our global data set by making it more complete and accurate for other clients on our platform that are similarly entitled to access such data. Our clients include a number of the leading financial institutions and corporations in the world, and by continually sourcing, ingesting, modeling, reconciling and validating the terms, conditions and features of every investment security held by all of our clients, we create a single repository of comprehensive, accurate investment data that serves to the benefit of other clients. This allows us to identify and adjudicate data discrepancies that otherwise could introduce error and risk into our clients’ investment portfolios. Furthermore, our clients’ analytical needs help us to continue driving best-in-class innovation with our offering. Our single-instance, multi-tenant platform allows us to take full advantage of these innovations as new Clearwater features and functions targeting any client’s needs become immediately available to the entire Clearwater client base. In effect, each client benefits from the breadth of holdings, and the demands and needs of, all other Clearwater clients. We believe that this provides Clearwater with a meaningful competitive advantage because we are increasingly seen as the best and most accurate source of investment accounting data and analytics in the industry.

Our Platform

Our purpose-built single instance, multi-tenant technology platform simplifies our clients’ investment accounting and reporting, performance measurement, compliance monitoring and risk analytics infrastructure and workflow. Our software automates data aggregation, data reconciliation and data validation of each security in our clients’ investment portfolios. This creates a fully reconciled “Golden Copy” of investment portfolio data, which can be trusted for accurate reporting and analytics. Our clients benefit from having a comprehensive “single pane of glass” view for daily visibility into all investment data and analytics. Our platform often allows clients to eliminate multiple legacy products and systems as well as significant manual labor. Approximately 91% of portfolios are automatically validated, reconciled and processed without further intervention. The remaining 9% of accounts are flagged for further analysis and reconciled by our reconciliation team.

In order to deliver these powerful solutions and benefits, we purpose-built our technology stack to efficiently process millions of daily transactions in a highly scalable and efficient manner. Our platform is built on a single code base and eliminates the need for costly and time-consuming patches and upgrades across multiple, disparate software instances. As new features are developed and deployed, they are made available to all clients. Our system leverages the latest machine learning and artificial intelligence tools to ingest both structured and unstructured data that is transformed into a universal security model that enables network benefits for our clients.

Our clients access the platform through a web-based interface that is highly configurable and provides a set of tools that enable our clients to derive actionable insights on a daily basis. This allows our clients to view their portfolio data from anywhere with an internet connection. Our intuitive, easy-to-use website allows users to view high-level portfolio information and quickly drill into portfolio specifics down to the most granular security level. Our platform also creates automated feeds to other client systems—such as trade order management systems, data warehouses, enterprise resource planning (ERP) systems and others—eliminating the need for clients to manually enter data from Clearwater’s solution into other client systems.

Our Solutions

Our solutions are offered through one unified Clearwater platform and are detailed below:

•
Investment Accounting and Reporting: Our accounting solution was built with the flexibility to offer operational and regulatory accounting, from the simple to the complex, on the same platform. Our solution is comprehensive in its capabilities:
•
Multi-asset class: We have differentiated global asset class coverage including fixed income, equities, bank loans, commercial and residential mortgages, private capital markets (e.g., general and limited partnerships), derivatives and various other alternative assets;

•
Multi-basis: A single client can access 15 accounting bases, such as GAAP, Statutory, Tax and IFRS. Our platform has the flexibility to add new accounting bases as our clients’ needs require; and
•
Multi-currency: We support clients with more than 40 local currencies (currency of the country they are domiciled in), 10 functional currencies (currency of the country where their principal business is), and numerous reporting currencies.

Our platform offers flexible configurations and outputs, customized general ledger entries for multiple accounting bases, and regulatory completeness. A suite of standardized reports automates relevant investment-related disclosures such as Fair Value Hierarchy and Level 3 Roll-forward and can be easily configured to provide the detailed accounting information investment accountants and internal stakeholders need. Our daily reconciliation, flexible reporting and general ledger capabilities ensure that period-end close processes are efficient and accurate.

•
Performance Measurement: Our solution enables investors to compare separate accounts, set custom benchmarks and track the overall performance of their portfolios. Custom performance reports and return calculations are available and designed to meet applicable GIPS calculation standards for investment managers. Users can drill down into the underlying performance return data at the lot level and track performance attribution per portfolio.
•
Compliance Monitoring: Our users can set custom rules to monitor compliance according to their investment policies and standard applicable regulations. All investment activity is checked against those rules as often as a client requires and tracked at the security level. Compliance can be tracked across multiple policies, and notifications are automatically sent if there is a violation. Any compliance policy changes or resolutions can also be documented and referenced for internal audits.
•
Risk Analytics: We offer insightful risk analytics to ensure investors have access to their portfolios’ exposure every day. Our risk monitoring solution provides access to critical financial and investment portfolio risk information, so users are able to quickly answer pressing risk-related questions, including exposures by issuer, currency, country, duration, credit rating and more. Users can also view benchmark comparisons and analyze other risk factors, including cash flow forecasting, credit events, shock analysis, value at risk (VaR), and historical trends and exposures.

Clearwater Prism

Large asset managers and insurance companies often have a constellation of point solutions and proprietary systems that are typically stitched together in a highly manual and inflexible fashion. Despite causing numerous friction points, our clients find that this legacy infrastructure is very difficult to replace at once. Our Clearwater Prism solution solves one of the most acute needs created by this heterogeneous infrastructure: the need for a single comprehensive view across systems with consistent data.

Our Clearwater Prism solution is a modular, SaaS-based data and reporting platform for investment data. Built on a cloud-native platform, it enables clients to integrate data from multiple sources into an investment data warehouse and provide reporting in various forms, e.g., client statements, online reporting and application programming interfaces (“APIs”). The Clearwater Prism solution enables self-service access to data feeds from accounting, compliance, performance and risk systems, including those offered by both Clearwater and other third-party software vendors and provides flexible reporting to various users. The output from each system is consolidated into a data warehouse and provided through a single integrated portal with the same level of configurability as with Clearwater’s other solutions.

Our Clearwater Prism solution provides a high-level of automation and efficiency through a robust data management infrastructure that provides an investment data warehouse with data lineage, taxonomy and operational control. This eliminates the need to have manual, point-to-point interfaces and allows our clients to replace their disparate data warehouses with a single Golden Copy of all investment data and associated reports. We believe that our Clearwater Prism solution provides an immediate benefit to clients while also providing clients the optionality to adopt the full Clearwater platform, retire legacy platforms and consolidate systems.

Our Clients

Clearwater serves a broad universe of institutional clients across multiple end-markets. Today, our largest client end-markets are asset management, insurance and corporate treasury. We are also growing our client base in the public sector with numerous state and local governments. While these end-markets and their clients can be quite different from each other, ultimately all of our clients need timely, accurate and comprehensive information on their investments in order to effectively make capital allocation and portfolio decisions, manage risk, measure performance, comply with regulations and communicate to various stakeholders both internally and externally. Chief Financial Officers, treasurers, controllers and Chief Operating Officers select our platform to deliver a holistic solution consisting of data aggregation, accounting book of record (ABOR), multi-basis reporting, powerful analytical tools and other key features.

As of December 31, 2021, we had over 1,100 clients across 29 countries with over $5.9 trillion of global invested assets on our platform. In addition, as of December 31, 2021, we had 59 clients who contributed at least $1,000,000 in annualized recurring revenue. Our diversified, blue-chip client base of insurance companies, asset managers and large corporations have $2.8 trillion, $1.8 trillion and $1.3 trillion in assets on our platform, respectively. No client accounted for more than 10% of our revenue for the years ended December 31, 2021, 2020 and 2019, and our top 10 clients represented less than 30% of total revenue for the years ended December 31, 2021, 2020 and 2019.

Our Go-to-Market Strategy

We seek to deliver exceptional innovation and service to our clients every day. Client success is core to our go-to-market approach and contributes to both our ability to win new clients and retain existing clients.

We have earned an NPS of 60+ in an industry that typically scores much lower. Our high client satisfaction also translates into gross revenue retention rates of approximately 98% over the prior twelve quarters. From January 1, 2017 to December 31, 2021, client partners and client referrals, taken together, generated approximately one quarter of our closed deals on a total revenue basis.

As we continue to see significant demand for our offering around the world, we have also grown our sales force to 116 team members globally as of December 31, 2021. We divide this sales force by geography, client end-market and target client size. Our North American sales team includes representatives focused on insurance companies, asset managers, corporations and growth markets. Our international sales team includes representatives focused on insurers and asset managers based in various regions of Europe and APAC. We plan to continue expanding our sales force and adding new target end-markets in the periods ahead.

Our sales force is supported by a global marketing team with 15 team members. We actively grow our sales pipeline through account-based marketing, investment in our digital presence, increased brand awareness and product marketing. We will continue to invest in and build out our global marketing function to drive future pipeline and growth.

Our Growth Strategy

We intend to drive the growth of our business and expand our addressable market through the following strategies:

Deepen Our Relationships With Existing Clients

We believe we achieve our industry-leading NPS of 60+ by giving our clients an exceptional and differentiated solution and experience. We believe we are very effective in solving our clients’ challenges in managing investment accounting and reporting, performance measurement, compliance monitoring and risk analytics. Our gross revenue retention rate over the last twelve quarters has averaged 98%, and our net revenue retention rate reached 111% in the quarter ending December 31, 2021. For a discussion of gross revenue retention rate and net revenue retention rate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Measures.”

We actively seek to strengthen and deepen our client relationships through our client engagement model, which is a set of best practices aimed at increasing client satisfaction, engagement and share of wallet. We conduct quarterly steering committee meetings with key client stakeholders and senior members of Clearwater management and have semi-annual on-site visits to review the client’s business needs, market feedback, our product roadmap and improvement opportunities. We believe that our relentless focus on client success and innovation will continue to result in strong client retention and allow us to grow as our clients grow.

Continue Expanding Within Our Core Client End-Markets

Our current core end-markets (asset management, insurance and corporations) remain significantly unpenetrated today. We continue to drive growth and market-share gains within these end-markets, which have to date been primarily served by legacy products and processes. We will continue to displace legacy products and add clients in these end-markets through our direct sales and marketing efforts and by helping our strategic asset manager clients win new clients, which in turn brings more assets onto our platform. With only approximately 4% market penetration for asset managers and approximately 19% for insurance companies in North America today, we believe that we have significant market opportunity for additional growth. Our competitive win rates for new clients remains approximately 80% over the prior four years in deals that reached the proposal stage, which gives us confidence that our approach works well.

Accelerate International Expansion

With new offices, leadership and sales teams now established in Europe and APAC (Asia-Pacific), we are poised to reach more new clients globally moving forward. We have substantial room to grow our international business as during the year ended December 31, 2021, revenues outside North America represented only 5% of our total revenues, despite these markets representing approximately 40% of our total addressable market. We have invested in these geographic markets recognizing that the challenges international clients experience are very similar to those experienced by our North American clients. We believe our solution is highly effective at addressing client needs regardless of geography. We have seen success in this geographic expansion as our European sales team has achieved win rates that replicate that of our North American business in recent periods.

Continue Expanding Within Adjacent Client End-Markets

We believe there is a significant opportunity for growth by continuing to target adjacent end-markets. There is a large opportunity to tailor the regulatory reporting and performance management capabilities of our existing solutions to better serve the needs of a range of additional asset owners, such as state and local governments, pension funds, sovereign wealth funds and a variety of alternative asset managers. We believe our existing solutions are suitable to serve the needs of the clients in these end-markets. While we have onboarded our first clients in these end-markets and have built internal teams to service them, we do not currently derive a material amount of revenue from these end-markets.

Innovate and Develop Adjacent Solutions

Clearwater has a long history of innovating and advancing our platform based on client feedback and evolving market needs. We will continue to invest heavily in expanding our functional breadth and depth, improving user experience, increasing automation and strengthening system performance. We intend to utilize emerging technologies including machine learning and robotic process automation to continue driving industry-leading capabilities and performance, keeping the platform at the very forefront of technology. Historically, we have sold our solutions as one unified offering. As clients have continued to find innovative uses for our platform in other business functions, we expect to sell and price those newer modules separately.

Pursue Strategic Partnerships and Acquisitions

We may selectively pursue partnerships and acquisitions that complement our solutions, provide us access to new markets or improve our competitive positioning within existing and new markets, or that otherwise accelerate one or more of our growth objectives. For example, we will consider partnerships and acquisitions focused on improving our technology for alternative assets data and our performance and risk management offerings, as well as expansion in Europe, the Middle East and Asia.

Competition

The market for investment accounting and analytics is competitive and highly fragmented. The market is served by large-scale players with broad offerings as well as vendors with only point solutions that target local markets or specific client types, business functions or asset classes. We also face competition from systems developed and serviced internally by our potential clients’ IT departments. We believe that there are currently no competitors who offer a cloud-native platform like ours. We further believe that our solution is more comprehensive than our competitors’ in terms of asset class coverage and functionality. Our competitors primarily utilize legacy, on-premises systems and often employ large operational teams. While some of our competitors may take components or versions of their offerings into the cloud, their core platforms remain underpinned by legacy technologies, making it virtually impossible to ensure consistency, timeliness and auditability.

In each of our core client end-markets we compete with a variety of firms depending on client size, type, location, computing environment and functional requirements. Our principal competitors include large providers of investment operations, accounting and analytics systems such as SS&C (with its Advent, Camra, Maximus, and Singularity products), State Street (with its PAM and outsourced service offerings), SAP, BNY Mellon’s Eagle product, Simcorp’s Dimension, BlackRock’s Aladdin, FIS’s iWorks and Northern Trust. We occasionally see smaller providers of specialized applications and services. We also compete with outsourcers, as well as the internal processing and IT departments of our prospective clients.

We believe the principal factors that drive competition in our market include:

•
Comprehensive accounting and reporting of global assets on a daily basis;
•
Ability to provide a "Golden Copy" / single source of data truth in order to ensure data consistency across all business applications;
•
Breadth and quality of solutions;

•
Technology differentiation, including single instance, multi-tenant architecture;
•
Automated data aggregation and reconciliation capabilities;
•
Flexible and integrated reporting;
•
Daily and on-demand visibility into investment performance;
•
Quality of client service;
•
Reputation with other leading financial institutions and clients;
•
Frequent and complete regulatory updates;
•
Simplified IT infrastructure and operating costs;
•
Scalability, including handling large changes in assets (e.g., M&A);
•
Ease of use and quality of user interface; and
•
The price of such offerings and return on investment.

Product Development & Engineering

Our product development and engineering teams are focused on extending our market leadership by innovating on both our existing and new solutions. We believe we must pursue relentless and aggressive innovation to maintain our competitive advantage. To meet these goals, we use multidisciplinary teams of highly trained personnel and leverage their expertise across our solutions. We have invested heavily in our product development and engineering teams to ensure a high degree of product functionality and quality.

Our product and engineering management team focuses on near-term and long-term product strategy, identifying and implementing best practices, continual improvement in engineering throughput and quality, integration strategies across third-party products, and continued process automation.

Approximately 33% of our global employee base is dedicated to product development and engineering. Our personnel are organized into solution-specific teams and are based principally in Boise, Idaho, Seattle, Washington and Noida, India. We expect to continue our significant investment in product engineering and innovation as we extend our competitive strengths moving forward.

Intellectual Property and Proprietary Rights

We rely on a combination of trademark, copyright and trade secret protection laws in the United States and other jurisdictions, as well as confidentiality procedures, technical measures and contractual restrictions, to protect our proprietary technology and our intellectual property. We seek to control access to and distribution of our proprietary information.

We enter into confidentiality agreements and/or license agreements with our employees, consultants, clients and vendors that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. In the normal course of business, we provide our intellectual property to third parties through licensing or restricted use agreements. We have proprietary know-how in our algorithms, business on-boarding functions and software applications. We have in the past and may in the future pursue patents covering our proprietary technology. We also pursue the registration of certain of our trademarks and service marks in the United States. We have registered the mark “Clearwater” with the U.S Patent and Trademark Office. In addition, we have registered numerous Internet domain names related to our business. We have established a system of security measures to protect our computer systems from security breaches and computer viruses, including various technology and process-based methods, such as clustered and multi-level firewalls, intrusion detection mechanisms, vulnerability assessments, content filtering, antivirus software and access control mechanisms. We also use encryption techniques for data transmissions. We control and limit access to confidential and proprietary information on a “need to know” basis.

Regulations

As with any company operating in our field, we are subject to a growing number of local, national and international laws and regulations. These laws are often complex, sometimes contradict other laws, and are frequently evolving. Laws may be interpreted and enforced in different ways in various locations around the world, posing a significant challenge to our global business. This ambiguity includes laws and regulations possibly affecting our business, such as those related to data protection. Changes to such laws and regulations could cause us to incur additional costs and change our practices in order to comply.

Data Protection and Privacy

Users of our solutions and services are located in the United States and around the world. As a result, we may collect and store the personal information of individuals who live in many different countries. Accordingly, we may be subject to those countries’ privacy laws and the jurisdiction of such regulators by collecting or storing the personal data of those countries’ residents, even if we have no physical or legal presence there. Our exposure to foreign countries’ privacy and data security laws may impact our ability to collect and use personal information, increase our legal compliance costs and expose us to liability.

We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data utilization and distribution practices could require us to modify our operations and incur significant additional expense, which could have a material adverse effect on our business, financial condition or results of operations. Although we primarily process institutional financial information, we could face liability related to unauthorized access to, disclosure or theft of the personal information we store and process, and could consequently incur significant costs.

Anti-Corruption and Sanctions

We are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws imposed by governments around the world with jurisdiction over our operations, which may include, among others, the Foreign Corrupt Practices Act (the “FCPA”), the USA PATRIOT Act and other applicable laws in the jurisdictions in which we operate.

Our Human Capital Management and Culture

As of December 31, 2021, we had 1,371 employees, including approximately 446 in product development and engineering, 139 in sales and marketing, 672 in operations and 114 in executive, general administrative and corporate functions. Of these employees, 650 were located in Boise, Idaho, 26 were located in Seattle, Washington, 14 were located in New York, New York, 2 were located in McLean, Washington D.C. metropolitan area, 187 were located remotely within the United States, 153 were located in Edinburgh, United Kingdom, 19 were located in London, United Kingdom, 7 were located in Paris, France, 3 were located in Frankfurt, Germany, 3 were located in Singapore, and 307 were located in Noida, India. None of our employees are represented by a labor union. We have never experienced a work stoppage and believe our relationship with our employees to be good.

We have a team-oriented culture and encourage candor from our employees, which we believe helps us to succeed and drive operational excellence. We also seek to, and have a history of, promoting from within our organization as well as hiring top talent from outside of our company to expand our capabilities.

We aim to hire individuals who share our passion, commitment and entrepreneurial spirit. We are also committed to diversity and inclusion because we believe that diversity leads to better outcomes for our business and enables us to better meet the needs of our clients. We recognize the importance of diversity in leadership roles within our company.

We encourage our employees to operate by a common set of values, which includes being:

•
Infectiously passionate about Clearwater;
•
Intensely committed to our clients;
•
Devoted to building an outstanding, engaged team;
•
Focused on execution and dedicated to getting things done;
•
Continuously innovative and improving;
•
Dedicated to building truly differentiated offerings; and
•
Committed to having values beyond reproach.

We believe that operating with purpose, passion and creativity benefits our clients, stockholders, employees and suppliers, as well as the communities where we operate, and the environment.

ESG

Clearwater is focused on positively impacting our community through both company and employee efforts. Through Clearwater Cares, our corporate social responsibility program, we have worked with our employees to identify three company-wide priorities: science, technology, engineering and mathematics (or STEM) education, human services and sustainability. We have aligned our global impact programs to these objectives by forming community partnerships in an effort to start with small projects, prove positive impact and then expand our efforts. We offer our employees 16 hours of paid time off to perform volunteer services and provide an employee giving program that supports charities around the world.

Organization

Clearwater Analytics Holdings, Inc. was incorporated as a Delaware corporation on May 18, 2021. We are a holding company formed for the purpose of completing an underwritten initial public offering (“IPO”) of shares of our Class A common stock on September 23, 2021 and other related transactions in order to carry on the business of CWAN Holdings, LLC (“CWAN Holdings”) and its subsidiaries (together with Clearwater Analytics Holdings, Inc., the “Company” or “Clearwater”). Prior to the IPO, all business operations were conducted through Carbon Analytics Holdings, LLC, which changed its name to CWAN Holdings, LLC in connection with the IPO.

Available Information

Our website is located at https://www.clearwateranalytics.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including their exhibits, proxy and information statements, and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Item 1A. Risk Factors.

The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s stock, can be affected by a number of factors, whether currently known or unknown, including those described below. When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s stock, can be materially and adversely affected.

Because of the following factors, as well as other factors affecting the Company’s results of operations and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. This discussion of risk factors contains forward-looking statements.

This section should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Macroeconomic and Industry Risks

We operate in a highly competitive industry, with many companies competing for business from insurance companies, asset managers, corporations and government entities on the basis of a number of factors, including the quality and breadth of solutions and services provided, ability to innovate, reputation and the prices of services, and this competition could hurt our financial performance and cash flows.

The market for financial services software and services is competitive, rapidly evolving and highly sensitive to new product and service introductions, technological innovations and marketing efforts by industry participants. We and our competitors compete based on a variety of factors, including the range of offerings we provide, brand recognition, business reputation, financial strength, stability and continuity of client and other intermediary relationships, quality of service, and level of fees charged for our solutions and services. The market is also highly fragmented and served by numerous firms that target only local markets or specific client types. We compete with many different types of companies that vary in size and scope, including SS&C (Advent, Camera, Maximus, and Singularity), State Street (PAM), SAP, BNY Mellon (Eagle), Simcorp (Dimension), BlackRock (Aladdin), FIS (iWorks) and Northern Trust, and which are discussed in greater detail under “Business—Competition”. In addition, some of our clients, including financial services firms, have developed or may develop the in-house capability to provide the technology, investment reporting and accounting solutions, regulatory reporting solutions and investment risk management and performance analytics solutions and services they have engaged us to perform, obviating the need to hire us.

Some of our current and potential competitors also have significantly greater resources than we do. These resources may allow our competitors to respond more quickly to changes in demand for our solutions and services, and to devote greater resources to developing and promoting their services and to make more attractive offers to potential clients and strategic partners, which could hurt our financial performance. Our competitors may also enter into alliances with each other or other third parties, and through such alliances, acquire increased market share. Increased competition may result in price reductions, reduced gross margins and loss of market share.

Our failure to successfully compete in any of the above-mentioned areas could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are dependent on fees based on the value of the assets on our platform for the vast majority of our revenues, and to the extent market volatility, a downturn in economic conditions or other factors cause negative trends or fluctuations in the value of the assets on our platform, our fee-based revenue and earnings may decline.

Substantially all of our revenue is derived from fees that are primarily based on the amount of assets on our platform. These fees are stated in basis points, or 1/100th of 1%. Though in substantially all cases we charge a minimum fee regardless of the assets that are loaded onto our platform, our results of operations and financial condition are highly dependent on the value of the assets that our clients maintain on our platform. In particular, we are dependent on the fee-based revenue from our insurance industry clients and asset manager clients, from whom we derived 52% and 32%, respectively, of our total revenue for the year ended December 31, 2021.

Because we provide a majority of our solutions to the financial services industry, we are vulnerable to U.S. and foreign economic conditions and general trends in business and finance, which are affected by many factors beyond our control, including interest rate changes, inflation, exchange rate changes, fiscal and monetary policy and general economic conditions, including those caused by national and international macroeconomic events, including instability caused by the Russian invasion of Ukraine and related sanctions. For example, customers of our asset manager clients are generally free to change asset managers, and can even withdraw the funds they have invested with asset managers to avoid all securities markets-related risks. Because of significant fluctuations in securities prices or investment underperformance driven by an economic downturn, such an investor may choose to transfer assets to investments that are perceived to be more secure and that are not maintained or managed by our asset manager clients, such as bank deposits and Treasury securities, or to mutual funds. These actions by investors are outside of our control and could materially adversely affect the portfolio market value of the assets that our clients have loaded onto our platform, which could in turn materially adversely affect the portfolio-based fees we receive from our clients. Significant changes in investing patterns or large-scale withdrawal of investment funds could have a material adverse effect on our business, financial condition or results of operations.

Demand for our solutions and services could decline for other client-based reasons as well. Consolidation or limited growth in the industries we serve, including the insurance industry, could reduce the number of our clients and potential clients. Political or regulatory events or changes that adversely affect our clients’ businesses, rates of growth, costs of operations and regulatory compliance or the numbers of customers they serve, including decreased demand for our clients’ products and services or adverse conditions in our clients’ markets generally, could decrease demand for our solutions and services and thereby decrease our revenues. Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

The COVID-19 pandemic has caused, and is causing, significant harm to the global economy, which in turn could have a material adverse effect on our business, financial condition or results of operations.

On March 11, 2020, the World Health Organization declared Coronavirus Disease 2019 (“COVID-19”) a pandemic disease. The COVID-19 pandemic has resulted in authorities implementing numerous measures attempting to contain the spread and impact of COVID-19, such as travel bans and restrictions, quarantines, shelter in place orders, and limitations on business activity, including closures. These measures are, among other things, severely restricting global economic activity, which is disrupting supply chains, lowering certain asset and equity market valuations, significantly increasing unemployment and underemployment levels, increasing insurance costs, decreasing liquidity in certain markets for certain securities and causing significant volatility and disruption in the markets in which we and our clients operate.

In response to COVID-19 concerns, a majority of our employees are working from home, and we expect such work-from-home arrangements will continue as we plan for the phased return of employees to our offices pursuant to enhanced health and safety protocols consistent with guidelines issued by health authorities. Remote work-from-home restrictions makes us more dependent on certain technologies that allow us to operate our business remotely and collaborate without face-to-face meetings both internally and with our clients. To the extent we experience a technological disruption in our work-from-home capabilities, we would anticipate a negative impact on our business operations. Further, to the extent supply chains are disrupted, it may become more difficult to provide necessary technology to our employees working from remote locations.

The extent to which COVID-19, and the related global economic crisis, affect our business, results of operations and financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, including the effects of any variant of COVID-19, and any recovery period, future actions taken by governmental authorities, central banks and other third parties in response to the pandemic, and the effects on our solutions and services, clients, employees and vendors. If we are not able to respond to and manage the impact of such events effectively, our business, results of operations and financial condition may be materially and adversely affected.

The COVID-19 pandemic, and the related global economic crisis, could also precipitate or aggravate the other risks described in this Annual Report on Form 10-K, which could materially and adversely affect our business, results of operations and financial condition. Further, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks.

Because some of our sales efforts are targeted at large financial institutions, corporations and government entities, we face prolonged sales cycles, substantial upfront sales costs and less predictability in completing some of our sales. If our sales cycle lengthens, or if our upfront sales investments do not result in sufficient revenue, our results of operations may be harmed.

We target a portion of our sales efforts at large financial institutions, corporations and government entities, which presents challenges that are different from those we encounter with smaller clients. Because our large clients are often making an enterprise-wide decision to deploy our solutions, we face longer sales cycles, complex client requirements, substantial upfront sales costs, significant contract negotiations and less predictability in completing some of our sales with these clients. Our sales cycle can often last several months or more with our largest clients, who often undertake an extended evaluation process, but this is variable and difficult to predict. We anticipate that we will experience even longer sales cycles, more complex client needs, higher upfront sales costs and less predictability in completing sales with clients located outside of the United States. If our sales cycle lengthens or our upfront sales investments do not generate sufficient revenue to justify our investments in our sales efforts, our results of operations may be harmed.

Business and Operational Risks

We have experienced rapid revenue growth over the past several years, which may be difficult to sustain, and we depend on attracting and retaining top talent to continue growing and operating our business, and if we are unable to hire, integrate, develop, motivate and retain our personnel, we may not be able to maintain or manage our growth, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our revenues for the year ended December 31, 2021 grew 24% compared to the same period in 2020. Continued future growth could place additional demands on our resources and increase our expenses. Our success depends in large part on our ability to attract high-quality management and employees in sales, development, software engineering, operations and support functions. In addition to hiring new employees, we must continue to focus on retaining our best talent and preserving our culture, values and entrepreneurial environment. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the ongoing expansion of our business, could harm our results of operations and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and employees. We may need to invest significant amounts of cash and equity for new and existing employees and we may never realize returns on these investments. In addition, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business, financial condition and results of operations will be harmed.

Sustaining growth will also require us to commit additional sales, management, operational and financial resources and to maintain appropriate operational and financial systems. In addition, continued growth increases the challenges involved in:

•
successfully expanding the range of solutions and services offered to our clients;
•
developing and improving our internal administrative infrastructure, particularly our financial, operational, compliance, record-keeping, communications and other internal systems; and
•
maintaining high levels of satisfaction with our solutions and services among clients.

We may not be able to manage our expanding operations effectively or maintain or accelerate our growth, and any failure to do so could adversely affect our business, financial condition, results of operations and cash flows.

Our clients may seek to negotiate a lower fee percentage or may cease using our services, which could limit the growth of, or decrease, our revenues.

Our revenues are derived from fees we charge our clients based on an agreed upon basis points rate applied against the average daily value of assets on the platform over a given month, subject to contracted minimums. The basis points are typically tiered based on the amount of assets on platform (e.g., a client would be charged a lower basis point rate on incremental assets after exceeding a certain threshold). In general, the price we charge our clients for our solutions is based on a number of factors including the expected amount of assets on the platform, asset mix (e.g., fixed income, structured products, equities, derivatives or private assets), transaction volume, number of data feeds, and other client-specific factors. Our clients may, for a number of reasons, seek to negotiate a lower basis points fee percentage. For example, an increase in the use of index-linked investment products by the customers of our asset manager clients may result in lower fees being paid to our clients, and our clients may in turn seek to negotiate lower basis points fee percentages for our services. Similarly, the total value of assets reported in our insurance clients’ regulatory filings may decrease, and as a result, such clients may seek a corresponding reduction in our related fees.

In addition, as competition among our clients increases, they may be required to lower the fees they charge to their customers, which could cause them to seek to decrease our fees accordingly. Any of these factors could result in fluctuation or a decline in our portfolio-based fees, which would have a material adverse effect on our business, financial condition or results of operations.

If our investment accounting and reporting solutions, regulatory reporting solutions or risk management or performance analytics solutions fail to perform properly due to undetected errors or similar problems, our business, financial condition, reputation or results of operations could be materially adversely affected.

Investment accounting and reporting solutions, regulatory reporting solutions and risk management and performance analytics solutions we develop or license may contain undetected errors or defects despite testing. Such errors can exist at any point in the life cycle of our solutions, but there is an increased risk that they will be found after new services, enhancements or data sources are incorporated into our existing solutions or services. We continually introduce new solutions and services and new versions of our solutions and services, including, for example, in response to new or modified regulations or reporting requirements. Despite internal testing and testing by current and potential clients, our current and future solutions and services may contain serious defects or malfunctions. If we detect any errors before release, we might be required to delay the release of the solution or service for an extended period of time while we address the problem. We might not discover errors that affect our new or current solutions, services or enhancements until after they are deployed or after they have, for example, resulted in incorrect reporting on which our clients are dependent, and we may need to provide new enhancements to correct such errors. Errors may occur that could have a material adverse effect on our business, financial condition or results of operations and could result in harm to our reputation, lost sales, delays in commercial release, claims by affected clients, third-party claims, contractual disputes, contract terminations or renegotiations, or unexpected expenses and diversion of management and other resources to remedy errors. In addition, negative public perception and reputational damage caused by such claims would adversely affect our client relationships and our ability to enter into new contracts. Any of these problems could have a material adverse effect on our business, financial condition, reputation or results of operations.

We could face liability or incur costs to remediate operational errors or to address possible client dissatisfaction.

Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions and financial and market data, deficiencies in our operating systems, faulty aggregation or incorrect reconciliation of data by our solutions and services, miscalculations of cash balances available for investment purposes, business disruptions and inadequacies or breaches in our internal control processes. We operate in diverse markets and are reliant on the ability of our employees, systems, solutions and services to process large volumes of transactions and financial and market data, often within short time frames. In the event of a breakdown or improper operation of our systems, errors in our solutions and services, human error or improper action by employees, we could suffer financial loss or damage to our reputation, including as a result of allegations (and associated claims for contractual or other remedies) by any client that operational errors on our part resulted in financial or other harm to their business.

In addition, there may be circumstances when our clients are dissatisfied with our solutions and services, even in the absence of an operational error. In such circumstances, we may elect to make payments or otherwise incur increased costs or lower revenues in order to maintain a strong client relationship. In any of the forgoing circumstances, our business, financial condition, reputation or results of operations could be materially adversely affected.

Our business relies heavily on computer equipment, cloud-based services, electronic delivery systems, networks and telecommunications systems and infrastructure, the Internet and the information technology systems of third parties. Any failures or disruptions in any of the foregoing could result in reduced revenues, increased costs and the loss of clients and could harm our business, financial condition, reputation, and results of operations.

Our business relies heavily on our computer equipment (including our servers), cloud-based services, electronic delivery systems, networks and telecommunications systems and infrastructure, the Internet and the information technology systems of third party providers, and the foregoing may be vulnerable to disruptions, failures or slowdowns caused by fire, earthquake, extreme weather events, power loss, telecommunications failure, terrorist attacks, wars, Internet failures, computer viruses, system errors and miscalculations and other events beyond our control. Furthermore, we rely on agreements with our suppliers, such as our current data hosting and service provider and financial market data providers, and on our clients’ agreements with certain third party data providers, to provide us with access to certain computer equipment, cloud-based services, electronic delivery systems, the Internet, market financial information and information regarding our clients’ assets. A future contractual dispute may arise with one of our suppliers or third party data providers that could cause a disruption or deterioration in our solutions and services, and we are unable to predict whether our agreements with our suppliers or our clients’ agreements with third party data providers can be obtained or renewed on acceptable terms, or at all. An unanticipated disruption, failure or slowdown affecting our key technologies or facilities may have significant ramifications, such as data loss, data corruption, damaged software code, inaccurate accounting of transactions, inaccurate regulatory reporting or inability to provide certain solutions and services to our clients. We maintain off-site back-up facilities for our electronic information and computer equipment, but these facilities could be subject to the same interruptions that may affect our primary facilities. Any significant termination of data access, or disruptions, failures, slowdowns, data loss or data corruption could have a material adverse effect on our business, financial condition or results of operations and result in the loss of clients.

If sources from which we obtain information limit our access to such information or institute or increase fees for accessing such information, our business could be materially and adversely harmed.

Our data aggregation solutions require certain data that we obtain from thousands of sources, including banks, financial institutions, data providers, custodians and other organizations, some of which are not our current clients or in direct contractual privity with us. Although we have a data feed with each of our clients, our access to much of the data we aggregate, reconcile and offer as part of our solutions is facilitated through and reliant upon agreements between our clients and providers of such data, such as asset managers and custodians, and we often do not have direct contractual relationships with such providers. If the sources from which we obtain information that is important to our solutions and services limit or restrict our ability to access or use such information, we may be unable to obtain similar data from other sources on commercially reasonable terms or at all, or we may be required to attempt to obtain such information by other means, such as end-user permissioned data scraping, that could be more costly and time-consuming, and less effective or efficient.

In order to serve our clients, we must have a reliable method from which to obtain client data. In the past, certain of our clients have requested we obtain this data through a web-based retrieval process, which we refer to as a web-based data feed. We sometimes encounter issues with our web-based data feeds, including as a result of our clients’ implementation of new security controls, changes to the layouts of web pages, or the use of software intended to block unauthorized scraping activities. If we are unable to re-institute the web-based data feed, or otherwise obtain the data from our clients through another reliable means, then we may be unable to continue to serve the affected clients. In any event, redesigning our web-based data feeds or being required to obtain data by other reliable means diverts time and resources and may have an adverse effect on our business, financial condition or results of operations.

In the past, a limited number of third parties have either blocked our access to their websites or requested that we cease employing data scraping of their websites to gather information, and we could receive similar, additional requests in the future. Any such limitation or restriction may also preclude us from providing our solutions and services on a timely basis, if at all. In addition, if in the future one or more third parties challenge our right to access information from these or other sources, we may be required to negotiate with such sources for access to their information, which may be more costly, or to discontinue certain of our solutions and services entirely. The legal environment surrounding data scraping and similar means of obtaining access to information contained on third-party websites is evolving, and one or more third parties could assert claims against us seeking damages or to prevent us from accessing information from third-party websites in that manner. In the event sources from which we obtain information begin to charge us fees for accessing such information, or block our access to this information entirely, we may be forced to increase the fees that we charge our clients or discontinue certain solutions and services, which could make our solutions and services less attractive, or our gross margins and other financial results could suffer.

If our reputation is harmed, our business, financial condition or results of operations could be materially adversely affected.

Our reputation, which depends on earning and maintaining the trust and confidence of our clients, is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, lawsuits initiated by our clients or others, employee misconduct, perceptions of conflicts of interest and rumors, among other developments, could substantially damage our reputation, even if they are baseless or satisfactorily addressed. In addition, any perception that the quality of our solutions and services may not be the same or better than that of other providers can also damage our reputation. Any damage to our reputation could harm our ability to attract and retain clients, which would materially adversely affect our business, financial condition and results of operations.

Early termination of our client contracts could have a material adverse effect on our business, financial condition or results of operations.

Our contracts with insurance companies, asset managers, corporations and government entities are generally terminable upon thirty days’ notice by our clients or prior to such time for cause, which may include breach of contract, bankruptcy, insolvency and other reasons. If a significant number of our clients were to terminate their contracts with us and we were unable to obtain a significant number of new clients, our business, financial condition or results of operations could be materially adversely affected.

Although we primarily process institutional financial information, we could face liability related to unauthorized access to, disclosure or theft of the personal information we store and process, and could consequently incur significant costs.

Although we primarily process institutional financial information, clients may maintain personal information, including personal investment, accounting and financial information, on our platform and we could be subject to liability if we were to inappropriately disclose any such client’s personal information, inadvertently or otherwise, or if third parties were able to obtain access to our network, circumvent our security, or otherwise gain access to any user’s name, address, portfolio holdings or other personal or financial information that we store or process. Any such event could subject us to claims and liability related to unauthorized access to or use of personal information, including claims by such users and by applicable regulatory authorities, which could cause us to incur significant costs and divert the attention of our management and technical personnel, or cause harm to our reputation, and could therefore have a material adverse effect on our business, financial condition or results of operations.

Our clients are located in the United States and around the world. As a result, we may also collect, process and store the personal information of individuals who live in many different countries. Privacy regulators in some of those countries have publicly stated that foreign entities (including entities based in the United States) may render themselves subject to those countries’ privacy laws and the jurisdiction of such regulators by collecting or storing the personal data of those countries’ residents, even if such entities have no physical or legal presence there. Consequently, we may be obligated to comply with the privacy and data security laws of certain foreign countries. Our potential exposure to foreign countries’ privacy and data security laws may impact our ability to collect and use personal information now and in the future, increase our legal compliance costs and may expose us to significant liability for non-compliance.

We are also subject to various laws and regulations both in the United States, including the California Consumer Privacy Act, and in other countries where we currently operate, including the Data Protection Act 2018 and UK General Data Protection Regulation in the United Kingdom. We have incurred, and will continue to incur, expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations. Increased domestic or international regulation of data collection, processing, transfer and security could require us to modify our operations and incur significant additional expense, which could have a material adverse effect on our business, financial condition or results of operations. Additionally, we are subject to the terms of our privacy policies and privacy-related obligations to third parties. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to clients or other third parties, or our legal obligations relating to privacy, or any compromise of security that results in the unauthorized access to, disclosure or misuse of personal information may result in governmental or regulatory investigations, enforcement actions, fines, litigation, or negative publicity and could cause clients to lose trust in us, all of which could be costly and have an adverse effect on our business.

If we or our third-party service providers suffer a cybersecurity event, our reputation may be harmed, we may lose clients and we may incur significant liabilities, any of which would harm our business and results of operations.

Cyberattacks, computer malware, viruses, social engineering (including phishing attacks), ransomware attacks and general hacking are becoming more prevalent generally and in our industry, and we may in the future become the target of third parties seeking unauthorized access to our confidential or sensitive information or that of our clients. In addition, third parties may attempt to fraudulently induce employees, contractors or users to disclose information, including user names and passwords, to gain access to our clients’ data, our data or other confidential or sensitive information, and we may be the target of email scams that attempt to acquire personal information or company assets. While we have security measures in place designed to protect our and our clients’ confidential and sensitive information and prevent unauthorized access to data, these measures may not be effective to prevent a security breach, including as a result of employee error, theft, misuse or malfeasance, third-party actions, unintentional events, or deliberate attacks by individuals or criminal organizations, any of which may result in someone obtaining unauthorized access to our or our clients’ data, including to our trade secret or other confidential and proprietary business information. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and frequently are not recognized until successfully launched against a target, we may be unable to anticipate all such techniques, or react in a timely manner or implement adequate preventative measures against such techniques. We devote significant financial and personnel resources to implement and maintain security measures; however, as cybersecurity threats develop, evolve and grow more complex over time, it may be necessary to make further investments to protect our data and infrastructure.

We use third parties to provide certain data processing services, including hosting services; however, our ability to monitor our third-party service providers’ data security is limited. Because we do not control our third-party service providers, or the processing of data by our third-party service providers, we cannot ensure the measures they take to protect and prevent the loss of our data or our clients’ data are sufficient.

A security breach suffered by us or our third-party service providers, an attack causing outages or unavailability of our solutions and services, or any unauthorized, accidental or unlawful access or loss of data, or the perception that any such event has occurred, could result in a disruption to our solutions and services, litigation, an obligation to notify regulators and affected individuals, the triggering of service availability, indemnification and other contractual obligations to our clients, regulatory investigations, government fines and penalties, reputational damage, loss of sales and clients, mitigation and remediation expenses and other significant costs and liabilities. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent future actual or perceived security incidents, as well as the costs to comply with any notification or other obligations resulting from any security incidents. We also cannot be certain that our existing insurance coverage will be available in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach, or will continue to be available on acceptable terms or at all, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, financial condition and results of operations. Further, our clients and their service providers administer access to data and control the entry of such data on their systems. As a result, a client may suffer a cybersecurity event on its own systems, unrelated to our own systems, and a malicious actor could obtain access to the client’s information held on our system. Even if such a breach is unrelated to our own security programs or practices, or if the client failed to adequately protect their system, that breach could result in our incurring significant economic and operational costs in investigating, remediating, eliminating and putting in place additional tools and devices to further protect our clients from their own vulnerabilities, and could also result in reputational harm to us.

The reliability and security of our information technology systems is critical to our operations and the implementation of our growth initiatives. Any cybersecurity event or other material disruption in our information technology systems, or delays or difficulties in implementing or integrating new systems or enhancing current systems, could have an adverse effect on our business, and results of operations.

Disruptions, capacity limitations or interference with our use of the data centers that host our solutions and services could result in delays or outages and harm our business.

We currently partially host and intend to increasingly host our cloud service from third-party data center facilities from several global locations operated by Google Cloud Computing Services. Any damage to, failure of or interference with our cloud service that is hosted by Google, or by third-party providers we currently utilize or may utilize in the future, whether as a result of our actions, actions by the third-party data centers, actions by other third parties, or acts of God, could result in interruptions in our cloud service and/or the loss of our or our clients’ data. While the third-party data centers host the server infrastructure, we manage the cloud services through our internal teams, and we need to support version control, changes in cloud software parameters and the evolution of our products, all in a multi-OS environment. As we utilize third-party data centers, we may move or transfer our data and our clients’ data from one region to another. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our solutions. Impairment of, or interruptions in, our cloud services may subject us to claims and litigation, cause our clients to terminate their agreements with us and adversely affect our ability to attract new clients. Our business will also be harmed if our clients and potential clients believe our services are unreliable. Additionally, any limitation of the capacity of our third-party data centers could impede our ability to scale, onboard new clients or expand the usage of existing clients, which could adversely affect our business, financial condition and results of operations.

We do not control, or in some cases have limited control over, the operation of the data center facilities we use to host our solutions and services, and these facilities may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. They may also be subject to cyberattacks, break-ins, sabotage, intentional criminal acts, acts of vandalism and similar misconduct and to adverse events caused by operator error. Despite precautions taken at these facilities, the occurrence of a natural disaster, an act of terrorism, war or other act of malfeasance, a decision to close the facilities without adequate notice to us, or other unanticipated problems at these facilities could result in lengthy interruptions in our solutions and services and the loss of client data and business, and related claims by our clients against us. We may also incur significant costs for using alternative equipment or facilities or taking other actions in preparation for, or in reaction to, any such events.

We may be unable to adapt to rapidly changing technology, evolving industry standards and regulatory requirements and new product and service introductions, which could result in a loss of market share.

Rapidly changing technology, evolving industry standards and regulatory requirements and new product and service introductions characterize the market for our solutions. Our future success will depend in part upon our ability to enhance our existing offerings, including to localize them to differing local requirements, and to develop and introduce new solutions and services to keep pace with such changes and developments and to meet changing client needs. The process of developing our platform is extremely complex and is expected to become increasingly complex and expensive in the future due to the introduction of new platforms, operating systems and technologies. Our ability to keep up with technology and business and legal and regulatory changes is subject to a number of risks, including that:

•
we may find it difficult or costly to update our solutions and services and to develop new solutions and services quickly enough to meet our clients’ needs;
•
we may find it difficult or costly to make some features of our software work effectively and securely over the Internet or with new or changed external applications;
•
we may find it difficult or costly to update our solutions and services to keep pace with business, evolving industry standards, regulatory and other developments in the industries where our clients operate;
•
we may find it difficult or costly to advertise and market our solutions and services;
•
we may find it difficult or costly to protect our proprietary technology and intellectual property rights;
•
our clients may delay purchases in anticipation of new solutions, services or enhancements; and
•
we may be exposed to liability for security breaches that allow unauthorized persons to gain access to confidential information stored on our computers or transmitted over our network.

Our failure to enhance our platform and to develop and introduce new solutions and services to promptly address the needs of the insurance industry and financial markets could adversely affect our business, financial condition or results of operations.

Our failure to successfully integrate acquisitions could strain our resources. In addition, there are significant risks associated with growth through acquisitions, which may materially adversely affect our business, financial condition or results of operations.

We expect to grow our business by, among other things, making acquisitions. Acquisitions involve a number of risks. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. To the extent we grow our business through acquisitions, any such future acquisitions could present a number of other risks, including:

•
incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;
•
failure to integrate the operations or management of any acquired operations or assets successfully and on a timely and cost effective basis;
•
insufficient knowledge of the operations and markets of acquired businesses;
•
loss of key personnel;
•
diversion of management’s attention from existing operations or other priorities;
•
increased costs or liabilities as a result of undetected or undisclosed legal, regulatory or financial issues related to acquired operations or assets; and
•
inability to secure, on terms we find acceptable, sufficient financing that may be required for any such acquisition or investment.

In addition, if we are unsuccessful in completing acquisitions of other businesses, operations or assets or if such opportunities for expansion do not arise, our business, financial condition or results of operations could be materially adversely affected.

We invest significantly in growth and research and development, and to the extent our research and development investments do not translate into new solutions and services or material enhancements to our current solutions and services, or if we do not use those investments efficiently, our business and results of operations would be harmed.

A key element of our strategy is to invest significantly in our growth and research and development efforts to develop new solutions and services and enhance our existing solutions and services to address additional applications and markets. For the year ended December 31, 2021, our research and development expense was approximately 29% of our revenue. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling solutions and services and generate revenue, if any, from such investment. Additionally, anticipated client demand for an offering we are developing could decrease after the development cycle has commenced, rendering us unable to recover substantial costs associated with the development of such offering. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions and services that are competitive in our current or future markets, it would harm our business and results of operations.

Financial Risks

Our revenue can fluctuate from period to period, which could cause our stock price to fluctuate.

Our revenue may fluctuate from period-to-period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following events, as well as other factors described elsewhere in this Annual Report on Form 10-K:

•
a decline or slowdown of the growth in the value of financial market assets, which may reduce the portfolio market value of the assets loaded on our platform from which we derive portfolio-based fees, or reduce demand for our solutions and services generally, and therefore negatively affect our revenues and cash flows;
•
unanticipated changes to economic terms in contracts with clients, including renegotiations;
•
downward pressure on fees we charge our clients, which would therefore reduce our revenue;
•
changes in laws or regulations that could impact our ability to offer solutions and services;
•
failure to obtain new clients;
•
failure to expand the services offered to existing clients or to apply such services to additional asset portfolios of existing clients;
•
cancellation or non-renewal of existing contracts with clients;
•
failure to protect our proprietary technology and intellectual property rights;
•
unanticipated delays in connection with the implementation of our services in relation to our clients’ asset portfolios; or
•
reduction in the suite of solutions and services provided to existing clients.

As a result of these and other factors, the results of operations for any quarterly or annual period may differ materially from the results of operations for any prior or future quarterly or annual period and our historical results should not be relied upon as indications of our future performance.

Our results of operations may be harmed if we are required to collect sales or other related taxes for subscriptions to our solutions and services in jurisdictions where we have not historically done so.

States and some local taxing jurisdictions have differing rules and regulations governing sales and use taxes, and these rules and regulations are subject to varying interpretations that may change over time. The application of federal, state, local and international tax laws to services provided electronically is evolving. In particular, the applicability of sales taxes to our solutions and services in various jurisdictions is unclear. We collect and remit U.S. sales tax in a number of jurisdictions. It is possible, however, that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state tax authorities could successfully assert that we are obligated to collect additional tax amounts from our paying clients and remit those taxes to those authorities. We could also be subject to audits in states and international jurisdictions for which we have not accrued tax liabilities. In each case, if states are successful in such audits we may be liable for substantial amounts of past sales, use or similar taxes, interest and penalties. A successful assertion that we should be collecting additional sales or other taxes on our services in jurisdictions where we have not historically done so and do not accrue for sales taxes could result in substantial tax liabilities for past sales, discourage organizations from subscribing to our products and services, or otherwise harm our business, results of operations and financial condition.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We are subject to income taxes in the United States and foreign jurisdictions, and our domestic and foreign income tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•
changes in the valuation of our deferred tax assets and liabilities;
•
expected timing and amount of the release of any tax valuation allowances;
•
tax effects of equity-based compensation;
•
costs related to intercompany restructurings;
•
changes in tax laws, regulations or interpretations thereof; or
•
lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our results of operations and financial condition.

Our indebtedness could adversely affect our financial flexibility and our competitive position.

As of December 31, 2021, the New Credit Agreement had $54.3 million of term loans. The term loan facility is intended to be used for working capital and other general corporate purposes (including acquisitions permitted under the New Credit Agreement). Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:

•
increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•
require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•
limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•
restrict us from exploiting business opportunities;
•
make it more difficult to satisfy our financial obligations, including payments on our indebtedness;
•
place us at a disadvantage compared to our competitors that have less debt; and
•
limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.

The phase-out, replacement or unavailability of LIBOR and/or other interest rate benchmarks could adversely affect our indebtedness.

The interest rates applicable to the New Credit Agreement are based on, and the interest rates applicable to certain debt obligations we may incur in the future may be based on, a fluctuating rate of interest determined by reference to the London Interbank Offered Rate (“LIBOR”). In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calculation of LIBOR after 2021. In response to concerns regarding the future of LIBOR, the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (the “ARRC”) to identify alternatives to LIBOR. The ARRC has recommended a benchmark replacement waterfall to assist issuers in continued capital market entry while safeguarding against LIBOR’s discontinuation. The initial steps in the ARRC’s recommended provision reference variations of the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. At this time, it is not possible to predict whether SOFR will attain market traction as a LIBOR replacement. Additionally, it is uncertain if LIBOR will cease to exist after June 2023, or whether additional reforms to LIBOR may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for LIBOR. In anticipation of LIBOR’s phase-out, the New Credit Agreement is expected to provide for alternative base rates, as well as a transition mechanism for selecting a benchmark replacement rate for LIBOR, with such benchmark replacement rate to be mutually agreed with the administrative agent and subject to the majority lenders not objecting to such benchmark replacement.

There can be no assurance that we will be able to reach any agreement on a replacement benchmark, and there can be no assurance that any agreement we reach will result in effective interest rates at least as favorable to us as our current effective interest rates. The failure to reach an agreement on a replacement benchmark, or the failure to reach an agreement that results in an effective interest rate at least as favorable to us as our current effective interest rates, could result in a significant increase in our debt service obligations, which could adversely affect our financial condition and results of operations. In addition, the overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR, which could have an adverse impact on our ability to refinance, reprice or amend the New Credit Agreement or incur additional indebtedness, on favorable terms or at all.

Our indebtedness may restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

The New Credit Agreement contains, and the agreements evidencing or governing any other future indebtedness may contain, financial restrictions on us and our restricted subsidiaries, including restrictions on our or our restricted subsidiaries’ ability to, among other things:

•
place liens on our or our restricted subsidiaries’ assets;
•
make investments other than permitted investments;
•
incur additional indebtedness;
•
prepay or redeem certain indebtedness;
•
merge, consolidate or dissolve;
•
sell assets;
•
engage in transactions with affiliates;
•
change the nature of our business;
•
change our or our subsidiaries’ fiscal year or organizational documents; and
•
make restricted payments.

In addition, we are required to maintain compliance with various financial ratios in the New Credit Agreement. A failure by us or our subsidiaries to comply with the covenants or to maintain the required financial ratios contained in the New Credit Agreement could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Additionally, a default by us under the New Credit Agreement or an agreement governing any other future indebtedness may trigger cross-defaults under any other future agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness is accelerated, there can be no assurance that our assets will be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.

We may not be able to raise additional capital to execute our current or future business strategies on favorable terms, if at all, or without dilution to our stockholders.

We expect that we may need to raise additional capital to execute our current or future business strategies. However, we do not know what forms of financing, if any, will be available to us. Some financing activities in which we may engage could cause your equity interest in the Company to be diluted, which could cause the value of our Class A common stock to decrease. If financing is not available on acceptable terms, if and when needed, our ability to fund our operations, expand our research and development and sales and marketing functions, develop and enhance our solutions and services, respond to unanticipated events, including unanticipated opportunities, or otherwise respond to competitive pressures would be significantly limited. In any such event, our business, financial condition and results of operations could be materially harmed, and we may be unable to continue our operations.

Legal and Regulatory Risks

We could face liability for certain information we provide, including information based on data we obtain from other parties.

We may be subject to claims for negligence, breach of contract or other claims relating to the information we provide. For example, individuals may take legal action against us if they rely on information we have provided and it contains an error. In addition, we could be subject to claims based upon the content that is accessible from our website through links to other websites. Moreover, we could face liability based on inaccurate information provided to us by others or based on information provided to us by others that have not obtained necessary consents to do so. Defending any such claims could be expensive and time-consuming, and any such claim could materially adversely affect our business, financial condition or results of operations.

We may become subject to liability based on the use of our investment accounting and reporting solutions, regulatory reporting solutions and internal risk management and performance analytics solutions by our clients.

Our solutions and services support the investment, financial and regulatory reporting processes of our clients, many of whom have asset portfolios on our system aggregating to billions of dollars. Our clients similarly rely on our solutions to ensure compliance with complex regulatory requirements. Our client agreements have provisions designed to limit our exposure to potential liability claims brought by our clients or third parties based on the use of our solutions and services. However, these provisions have certain exceptions and could be invalidated by unfavorable judicial decisions or by federal, state, foreign or local laws. For instance, use of our solutions as part of the investment process creates the risk that asset manager clients, or the parties whose assets are managed by our clients, may pursue claims against us for very significant dollar amounts, and in a similar vein, our clients or their regulators may pursue claims or investigations against us in connection with regulatory reporting deficiencies associated with our services. Any such claim, lawsuit, investigation or other proceeding, even if the outcome were to be ultimately favorable to us, would involve a significant commitment of our management, personnel, financial and other resources and could have a negative impact on our reputation. Such proceedings could therefore have a material adverse effect on our business, financial condition or results of operations.

Furthermore, our clients may use our solutions and services together with software, data or products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our solutions and services do not cause these problems, the existence of these errors might cause us to incur significant costs and divert the attention of our management and technical personnel, any of which could materially adversely affect our business, financial condition or results of operations.

Changes to the laws or regulations applicable to us or to our asset manager or insurance industry clients could adversely affect our business, financial condition or results of operations.

We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC or other U.S. federal or state or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets and insurance industries around the world. In addition, we may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations. It is impossible to determine the extent of the impact of any new laws, regulations or initiatives that may be proposed, or whether any current proposals will become law, and it is difficult to predict how any changes or potential changes could affect our business. Changes to laws or regulations could increase our potential liability in connection with the solutions and services that we provide. The introduction of any new laws or regulations could make our ability to comply with applicable laws and regulations more difficult and expensive. Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.

If government regulation of the Internet or other areas of our business changes, or if attitudes toward use of the Internet change, we may need to change the manner in which we conduct our business or incur greater operating expenses.

The adoption, modification or interpretation of laws or regulations relating to the Internet or other areas of our business could adversely affect the manner in which we conduct our business. Such laws and regulations may cover sales practices, taxes, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts, consumer protection, broadband residential Internet access and the characteristics and quality of services. Moreover, it is not always clear how certain existing laws governing these matters apply to the Internet. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, we may be required to incur additional expenses or alter our business model, either of which could have a material adverse effect on our business, financial condition or results of operations.

We are substantially dependent on our intellectual property rights, and a failure to protect these rights could adversely affect our business, financial condition or results of operations.

We have made substantial investments in software and other intellectual property on which our business is highly dependent. We rely on trade secret, trademark and copyright laws, confidentiality and nondisclosure agreements and other contractual and technical security measures to protect our proprietary technology. Any loss of our intellectual property rights, or any significant claim of infringement or indemnity for violation of the intellectual property rights of others, could have a material adverse effect on our business, financial condition or results of operations.

None of our technologies, solutions or services is covered by any issued patent. We are the owner of three copyright registrations, two registered trademarks in the United States and three international trademarks, and we claim common law rights in other trademarks that are not registered. We cannot guarantee that:

•
our intellectual property rights will provide competitive advantages to us;
•
our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties;
•
our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak;
•
any of the trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged or abandoned;
•
our trademark applications will lead to registered trademarks;
•
our patent applications will lead to issued patents; or
•
competitors will not design around our intellectual property rights or develop similar technologies or offerings; or that we will be able to successfully assert our intellectual property rights against others.

We are also a party to a number of third-party intellectual property license agreements. Some of these license agreements require us to make one-time payments or ongoing subscription payments. We cannot guarantee that the third-party intellectual property we license will not be licensed to our competitors or others in our industry. In the future, we may need to obtain additional licenses or renew existing license agreements. We are unable to predict whether these license agreements will be obtained or renewed on commercially reasonable terms, or at all. Additionally, we use certain software covered by open source licenses. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to use such software, or that could require us to disclose certain portions of our proprietary source code or re-engineer all or a portion of our solutions and services, any of which could harm our business and result in significant costs.

Third parties may sue us for intellectual property infringement or misappropriation which, if successful, could require us to pay significant damages or make changes to the solutions or services that we offer.

We cannot be certain that our internally developed technology, solutions or services do not and will not infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement if such parties do not possess the necessary intellectual property rights to the products they license to us. We may not have sufficient contractual protection to cover all liability associated with such claims. In addition, we may face additional risk of infringement or misappropriation claims if we hire an employee who possesses third party proprietary information who decides to use such information in connection with our solutions, services or business processes without such third party’s authorization. We have in the past been and may in the future be subject to legal proceedings and claims that we have infringed or misappropriated the intellectual property rights of a third party. Claims may involve patent holding companies who have no relevant product revenues and against whom our own proprietary technology may therefore provide little or no deterrence. In addition, third parties may in the future assert intellectual property infringement claims against our clients, which, in certain circumstances, we have agreed to indemnify. Any intellectual property related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. Moreover, should we be found liable for infringement or misappropriation, we may be required to enter into licensing agreements, which may not be available on acceptable terms or at all, pay substantial damages or make changes to the solutions and services that we offer. Any of the foregoing could prevent us from competing effectively, result in substantial costs to us, divert management’s attention and our resources away from our operations and otherwise harm our reputation.

If our intellectual property and proprietary technology are not adequately protected to prevent use or appropriation by our competitors, our business and competitive position would suffer.

Our future success and competitive position depend in part on our ability to protect our intellectual property rights. The steps we have taken to protect our intellectual property rights may be inadequate to prevent the misappropriation of our proprietary technology. Others may develop or patent similar or superior technologies, solutions or services. Unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our intellectual property rights without paying us for doing so, which could harm our business. Policing unauthorized use of proprietary technology is difficult and expensive and our monitoring and policing activities may not be sufficient to identify any misappropriation and protect our proprietary technology. In addition, third parties may knowingly or unknowingly infringe our trademarks and other intellectual property rights, and litigation may be necessary to protect and enforce our intellectual property rights. If litigation is necessary to protect and enforce our intellectual property rights, any such litigation could be very costly and could divert management attention and resources. If we are unable to protect our intellectual property rights or if third parties independently develop or gain access to our or similar technologies, solutions or services, our business, financial condition and results of operations could be materially adversely affected.

Confidentiality agreements with employees, consultants and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We have devoted substantial resources to the development of our proprietary technologies, solutions and services. In order to protect our proprietary rights, we enter into confidentiality agreements with our employees, consultants and independent contractors. These agreements may not effectively prevent unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our technologies, investment accounting offerings or obtaining and using information that we regard as proprietary. Moreover, these agreements may not provide an adequate remedy in the event of such unauthorized disclosures of confidential information and our rights under such agreements may not be enforceable. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could reduce any competitive advantage we have developed and cause us to lose clients or otherwise harm our business.

International Risks

As a global organization, our business is susceptible to risks associated with our international operations.

In addition to our U.S. operations, we currently maintain international operations in the United Kingdom and India, and have smaller sales-focused presences in France, Germany and Singapore, and have clients located around the globe. Managing a global organization outside of the United States is difficult and time-consuming and introduces risks that we may not face with our operations and sales in the United States. These risks include:

•
the burdens of complying with a wide variety of foreign regulations, laws and legal standards, including privacy, data security, tax and employment, some of which may be materially different or more stringent than those of the United States;

•
regional data privacy laws that apply to the transmission of personal data across international borders;
•
lack of familiarity with, and unexpected changes in, foreign regulatory requirements;
•
clients’ unfamiliarity with and concerns regarding laws and regulations of the United States that may impact our business operations in their jurisdictions;
•
negative, local perception of industries and clients that we may pursue;
•
laws and business practices favoring local competitors;
•
localization of our solutions and services, including unanticipated costs related to translation into foreign languages and adaptation for local practices and regulatory requirements;
•
different pricing environments;
•
difficulties in managing and staffing international operations;
•
reduced or varied protection for intellectual property rights in some countries;
•
compliance with laws and regulations for foreign operations, including the U.S. FCPA, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our solutions and services in certain foreign markets, and the risks and costs of compliance;
•
fluctuations in currency exchange rates;
•
potentially adverse tax consequences, including the complexities of foreign value added tax systems, difficulty in interpreting international tax laws and restrictions on the repatriation of earnings;
•
increased financial accounting and reporting burdens and complexities; and
•
political, social and economic instability abroad, terrorist attacks and security concerns in general, including instability caused by the Russian invasion of Ukraine and related sanctions.

Operating in international markets also requires significant management attention and financial resources. A component of our growth strategy involves the further expansion of our operations and the development of new client relationships in Europe. As we seek to expand internationally, including in Europe, we will need to develop relationships with additional partners and add internal capabilities to effectively manage the operational, financial, legal and regulatory requirements and risks associated with our international operations. The investment we make and additional resources we use to expand our operations, target new international clients, expand our presence globally within our existing clients and manage operational and sales growth in other countries may not produce desired levels of revenue or profitability, which could adversely affect our business and results of operations.

Because our employees are geographically dispersed, we are required to comply with employment-related laws and regulations both in the United States and abroad.

The nature and geographic spread of our business requires that we comply with multiple employment-related legal and regulatory regimes both in the United States and outside the United States. We are subject to the Fair Labor Standards Act, applicable foreign employment standards laws and similar state laws, which govern such matters as time keeping and payroll requirements, minimum wage, overtime, employee and worker classifications and other working conditions. While we believe we are currently in compliance with all such regimes, we may be susceptible to various employment claims and proceedings. Any legal proceedings or claims, even if baseless, fully indemnified or insured, could negatively impact our reputation among our employees, clients and the public, and make it more difficult for us to compete effectively or obtain adequate insurance in the future.

If we are unable to effectively manage certain risks and challenges related to our India operations, our business could be harmed.

Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of December 31, 2021, 307 of our total employees were based in India. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed and our results of operations could be negatively impacted.

Organizational Structure Risks

We are a holding company and our principal asset after completion of the Transactions and IPO is our interest in CWAN Holdings, LLC and, accordingly, we depend on distributions from CWAN Holdings, LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement and the TRA Bonus Agreements. CWAN Holdings, LLC’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than the LLC Interests. As a holding company, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses, including our obligations under the Tax Receivable Agreement and the TRA Bonus Agreements, or declare and pay dividends, if any, in the future, will depend upon the results of operations and cash flows of CWAN Holdings, LLC and its consolidated subsidiaries and distributions we receive from CWAN Holdings, LLC. Our subsidiaries may not generate sufficient cash flow to distribute funds to us and applicable state law and contractual restrictions may not permit such distributions.

We anticipate that CWAN Holdings, LLC will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income of CWAN Holdings, LLC will be allocated to holders of the LLC Interests. Accordingly, we and our subsidiaries will be required to pay income taxes on our allocable share of any net taxable income of CWAN Holdings, LLC allocated to us under the terms of the LLC Agreement. Under the terms of the LLC Agreement, CWAN Holdings, LLC is required to make tax distributions to the holders of LLC Interests, including us, on a pro rata basis, unless certain exceptions apply. In addition to tax payments, we will incur expenses related to our operations, including obligations to make payments under the Tax Receivable Agreement and the TRA Bonus Agreements. The tax benefits we may realize as a result of our purchase of LLC Interests and any exchanges of LLC Interests and as a result of payments under the TRA Bonus Agreements, and the resulting amounts we are likely to pay out to the Continuing Equity Owners and the Blocker Shareholders pursuant to the Tax Receivable Agreement depend on various factors and are difficult to quantify with any precision; however, we estimate that such payments may be substantial.

We intend to cause CWAN Holdings, LLC to make cash distributions to the owners of LLC Interests in amounts sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the Tax Receivable Agreement. However, CWAN Holdings, LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would violate either any contract or agreement to which CWAN Holdings, LLC or its subsidiaries is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering CWAN Holdings, LLC or its subsidiaries insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement, such payments generally will be deferred and will accrue interest until paid. Nonpayment for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds. See Note 13 “Income Taxes” in our notes to the accompanying consolidated financial statements.

Conflicts of interest could arise between our shareholders and the Continuing Equity Owners, which may impede business decisions that could benefit our shareholders.

The Continuing Equity Owners, who are the only holders of LLC Interests other than us, have the right to consent to certain amendments to the LLC Agreement, as well as to certain other matters. The Continuing Equity Owners may exercise these consent rights in a manner that conflicts with the interests of our other shareholders. Circumstances may arise in the future when the interests of the Continuing Equity Owners conflict with the interests of our other shareholders, particularly in the context of acquisitions. As we control CWAN Holdings, LLC, we have certain obligations to the Continuing Equity Owners as holders of LLC Interests that may conflict with fiduciary duties our officers and directors owe to our shareholders. These conflicts may result in decisions that are not in the best interests of our shareholders.

The Tax Receivable Agreement requires us to make cash payments to the Continuing Equity Owners and the Blocker Shareholders in respect of certain tax benefits to which we may realize, and we expect that the payments we will be required to make will be substantial.

Pursuant to the Tax Receivable Agreement, we are required to make cash payments to the Continuing Equity Owners and the Blocker Shareholders, collectively, equal to 85% (less payments made under the TRA Bonus Agreements) of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of the Tax Attributes. We expect that the payments we will be required to make under the Tax Receivable Agreement will be substantial. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that the tax savings associated with the Transactions or exchanges of LLC Interests as described above would aggregate to approximately $951.8 million. Under this scenario, we would be required to pay the other parties to the Tax Receivable Agreement and under the TRA Bonus Agreements approximately 85% of such amount, or $809.1 million. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the Tax Receivable Agreement payments and the TRA Bonus Agreement payments made by us, will be calculated based in part on the market value of our common stock at the time of each redemption or exchange of an LLC Interest for cash or a share of common stock and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the Tax Receivable Agreement and will depend on our generating sufficient taxable income to realize the tax benefits that are subject to the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned on our existing owners’ continued ownership of us after the IPO. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, which tax reporting positions will be based on the advice of our tax advisors. Any payments made by us to the Continuing Equity Owners and the Blocker Shareholders under the Tax Receivable Agreement or to the relevant executive officers under the terms of the TRA Bonus Agreements will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the Tax Receivable Agreement or the TRA Bonus Agreements, such payments generally will be deferred and will accrue interest until paid. Nonpayment of amounts due under the Tax Receivable Agreement (but not the TRA Bonus Agreements) for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds. Furthermore, our future obligation to make payments under the Tax Receivable Agreement and the TRA Bonus Agreements could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the Continuing Equity Owners or the Blocker Shareholders maintaining a continued ownership interest in CWAN Holdings, LLC. The actual amount and timing of any payments under the Tax Receivable Agreement and the TRA Bonus Agreements will vary depending upon a number of factors, including the timing of exchanges by the Continuing Equity Owners and the Blocker Shareholders, the amount and timing of amounts paid under the TRA Bonus Agreements, the amount of gain recognized by the Continuing Equity Owners and the Blocker Shareholders, the amount and timing of the taxable income we generate in the future and the income tax rates then applicable.

Finally, because we are a holding company with no operations of our own, our ability to make payments under the Tax Receivable Agreement is dependent on the ability of our subsidiaries to make distributions to us.

In certain circumstances, CWAN Holdings, LLC will be required to make distributions to us and the Continuing Equity Owners and the distributions may be substantial.

CWAN Holdings, LLC is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to its members, including us and the Continuing Equity Owners. We intend to cause CWAN Holdings, LLC to make tax distributions quarterly to the holders of LLC Interests (including us), in each case on a pro rata basis based on CWAN Holdings, LLC’s net taxable income, which tax distributions will be based on an assumed tax rate. Thus, CWAN Holdings, LLC will be required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes that it would have paid if it were taxed on its net income at the tax rate applicable to a similarly situated corporate taxpayer. Funds used by CWAN Holdings, LLC to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, these tax distributions may be substantial, and will likely exceed (as a percentage of CWAN Holdings, LLC’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. As a result, it is possible that we will receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreement. While our board may choose to distribute such cash balances as dividends on our Class A common stock, it will not be required to do so, and may in its sole discretion choose to use such excess cash for any purpose depending upon the facts and circumstances at the time of determination.

The amounts that we may be required to pay to the Continuing Equity Owners and the Blocker Shareholders under the Tax Receivable Agreement and to the relevant executive officers under the TRA Bonus Agreements may be accelerated in certain circumstances and may also significantly exceed the actual tax benefits that we ultimately realize.

The Tax Receivable Agreement provides that if (1) certain mergers, asset sales, other forms of business combination or other changes of control were to occur, (2) we breach any of our material obligations under the Tax Receivable Agreement or (3) at any time, we elect an early termination of the Tax Receivable Agreement, then the Tax Receivable Agreement will terminate and our obligations, or our successor’s obligations, to make payments under the Tax Receivable Agreement and the TRA Bonus Agreements would accelerate and become immediately due and payable. The amount due and payable in that circumstance is based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement and the TRA Bonus Agreements to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement and the TRA Bonus Agreements as a result of timing discrepancies or otherwise.

As a result of a change of control, material breach or our election to terminate the Tax Receivable Agreement early, (1) we could be required to make cash payments to the Continuing Equity Owners, the Blocker Shareholders and certain executive officers that are greater than the specified percentage of the actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement and the TRA Bonus Agreements and (2) we would be required to make an immediate cash payment equal to the anticipated future tax benefits that are the subject of the Tax Receivable Agreement discounted in accordance with the Tax Receivable Agreement, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combination, or other changes of control. We may not be able to finance our obligations under the Tax Receivable Agreement and the TRA Bonus Agreements.

We may not be able to realize all or a portion of the tax benefits that are currently expected to result from the Tax Attributes covered by the Tax Receivable Agreement and from payments made under the Tax Receivable Agreement and the TRA Bonus Agreements.

Our ability to realize the tax benefits that we currently expect to be available as a result of the Tax Attributes, the payments made pursuant to the Tax Receivable Agreement, the payments made under the TRA Bonus Agreements and the interest deductions imputed under the Tax Receivable Agreement all depend on a number of assumptions, including that we earn sufficient taxable income during the period which such Tax Attributes are available and that there are no adverse changes in applicable law or regulations. Additionally, if our actual taxable income were insufficient or there were additional adverse changes in applicable law or regulations, we may be unable to realize all or a portion of the expected tax benefits and our cash flows and shareholders’ equity could be negatively affected. See Note 13 “Income Taxes” in our notes to the accompanying consolidated financial statements.

We will not be reimbursed for any payments made to the beneficiaries under the Tax Receivable Agreement or the TRA Bonus Agreements if any purported tax benefits are subsequently disallowed by the U.S. Internal Revenue Service (the “IRS”).

If the IRS or a state or local taxing authority challenges the tax basis adjustments and/or deductions that give rise to payments under the Tax Receivable Agreement or the TRA Bonus Agreements and the tax basis adjustments and/or deductions are subsequently disallowed, the recipients of payments under the Tax Receivable Agreement or the TRA Bonus Agreements will not reimburse us for any payments we previously made to them. Any such disallowance would be taken into account in determining future payments under the Tax Receivable Agreement or the TRA Bonus Agreements, as applicable, and may, therefore, reduce the amount of any such future payments. Nevertheless, if the claimed tax benefits from the tax basis adjustments and/or deductions are disallowed, our payments under the Tax Receivable Agreement or the TRA Bonus Agreements could exceed our actual tax savings, and we may not be able to recoup payments under the Tax Receivable Agreement and the TRA Bonus Agreements that were calculated on the assumption that the disallowed tax savings were available.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if it (1) is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

As the sole managing member of CWAN Holdings, LLC, we control and manage CWAN Holdings, LLC. On that basis, we believe that our interest in CWAN Holdings, LLC is not an “investment security” under the 1940 Act. Therefore, we have less than 40% of the value of our total assets (exclusive of U.S. government securities and cash items) in “investment securities.” However, if we were to lose the right to manage and control CWAN Holdings, LLC, interests in CWAN Holdings, LLC could be deemed to be “investment securities” under the 1940 Act.

We intend to conduct our operations so that we will not be deemed to be an investment company. However, if we were deemed to be an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Class A Common Stock

The Principal Equity Owners continue to have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.

We are currently controlled by the Principal Equity Owners who beneficially own 96.8% of the combined voting power of all of our outstanding common stock as of December 31, 2021. As long as the Principal Equity Owners collectively own or control at least a majority of our outstanding voting power, they will have the ability to exercise substantial control and significant influence over our management and affairs and all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. The concentration of voting power limits your ability to influence corporate matters, and as a result, we may take actions that you do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

In addition, the Principal Equity Owners own 20.5% of the economic interest in CWAN Holdings, LLC as of December 31, 2021. Because they hold a substantial portion of their ownership interests in our business through CWAN Holdings, LLC, these existing holders of LLC Interests may have conflicting interests with holders of our Class A common stock. For example, they may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these existing unitholders’ tax considerations even where no similar benefit would accrue to us.

Certain of our stockholders will have the right to engage or invest in the same or similar businesses as us.

In the ordinary course of their business activities, the Principal Equity Owners and their respective affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that the Principal Equity Owners or any of their respective officers, directors, agents, stockholders, members, partners, affiliates and subsidiaries will have no duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us or any of our subsidiaries, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. No such person will be liable to us for breach of any fiduciary or other duty, as a director or officer or otherwise, by reason of the fact that such person, acting in good faith, pursues or acquires any such business opportunity, directs any such business opportunity to another person or fails to present any such business opportunity, or information regarding any such business opportunity, to us unless, in the case of any such person who is our director or officer, any such business opportunity is expressly offered to such director or officer solely in his or her capacity as our director or officer.

We are classified as a “controlled company,” and as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

The Principal Equity Owners control a majority of our voting power. As a result, we are a “controlled company” within the meaning of the applicable stock exchange corporate governance standards. Under the rules of NYSE, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:

•
that a majority of our board of directors consist of independent directors;
•
that nominating and corporate governance matters be decided solely by independent directors; and
•
that employee and officer compensation matters be decided solely by independent directors

We utilize these exemptions. As a result, we may not have a majority of independent directors, and our nominating and corporate governance and compensation functions may not be decided solely by independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the stock exchange corporate governance requirements.

We cannot predict the effect our multiple class structure may have on the trading market for our Class A common stock.

We cannot predict whether our multiple class structure will result in a lower or more volatile market price of our Class A common stock or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple class share structures in certain of their indexes. S&P, Dow Jones and FTSE Russell have each announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500. These changes exclude companies with multiple classes of shares of common stock or ordinary shares from being added to these indices. Furthermore, other stock indices may take a similar approach to S&P, Dow Jones or FTSE Russell in the future. Exclusion from indices could make our Class A common stock less attractive to investors, and as a result, the market price of our Class A common stock could be adversely affected.

As an emerging growth company within the meaning of the Securities Act of 1933, as amended (the “Securities Act”), we may utilize certain modified disclosure requirements, and we cannot be certain if these reduced requirements will make our Class A common stock less attractive to investors.

We are an emerging growth company, and for as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute compensation not previously approved. We have in this Annual Report on Form 10-K utilized, and we may in future filings with the SEC continue to utilize, the modified disclosure requirements available to emerging growth companies. As a result, our stockholders may not have access to certain information they may deem important.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can utilize the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to not “opt out” of this exemption from complying with new or revised accounting standards, and therefore, we are permitted to adopt new or revised accounting standards at the time private companies adopt the new or revised accounting standard and are permitted to do so until such time that we either (i) irrevocably elect to “opt out” of such extended transition period or (ii) no longer qualify as an emerging growth company.

We could remain an emerging growth company until the earliest to occur of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the IPO; (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and (iv) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management.

Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our Class A common stock by discouraging, delaying or preventing a change of control of our Company or changes in our management that the stockholders of our Company may believe advantageous. These provisions include:

•
provide for a multi-class common stock structure in which each share of our Class C common stock and each share of our Class D common stock entitles its holder to ten votes per share on all matters presented to our stockholders generally;
•
authorizing “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;
•
providing for a classified board of directors with staggered three-year terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•
not providing for cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•
limiting the ability of stockholders to call a special stockholder meeting;
•
prohibiting stockholders from acting by written consent from and after the date on which Welsh Carson, Warburg Pincus and Permira and their affiliates, collectively or singly, cease to beneficially own shares of our common stock representing at least 50% of the voting power of our common stock (the “Trigger Event”);
•
establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
•
from and after the Trigger Event, the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of common stock of the Company entitled to vote thereon;
•
providing that our board of directors is expressly authorized to amend, alter, rescind or repeal our bylaws; and
•
from and after the Trigger Event, requiring the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of our common stock to amend provisions of our certificate of incorporation relating to the management of our business, our board of directors, stockholder action by written consent, calling special meetings of stockholders, competition and corporate opportunities, Section 203 of the Delaware General Corporation Law (the “DGCL”), forum selection and the liability of our directors, or to amend, alter, rescind or repeal our bylaws.

Our certificate of incorporation also provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternate forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the DGCL, our certificate of incorporation or our bylaws; any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; any action asserting a claim against us that is governed by the internal affairs doctrine; or any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees.

Alternatively, if a court finds the choice of forum provision contained in our certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our certificate of incorporation will provide that, unless we consent in writing to the selection of an alternate forum, the federal district court for the District of Delaware will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. We note that there is uncertainty as to whether a court would enforce the choice of forum provision with respect to claims under the federal securities laws, and that investors cannot waive compliance with the Securities Act and the rules and regulations thereunder.

We do not intend to pay any cash distributions or dividends on our Class A common stock in the foreseeable future.

We currently do not anticipate paying any cash dividends on our Class A common stock for the foreseeable future. Instead, we anticipate that all of our available funds and earnings in the foreseeable future will be used to repay indebtedness, for working capital, to support our operations and to finance the growth and development of our business. Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including restrictions in our and our subsidiaries’ current and future debt instruments, our future earnings, capital requirements, financial condition and prospects, and applicable Delaware law, which provides that dividends are only payable out of surplus or current net profits. Holders of our Class B common stock and Class C common stock are not entitled to participate in any dividends declared by our board of directors. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock depends on our receipt of cash distributions from CWAN Holdings, LLC and, through CWAN Holdings, LLC, cash distributions and dividends from our other direct and indirect subsidiaries.

Future sales of our Class A common stock, or the perception that such sales may occur, could depress our Class A common stock price.

Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales may occur, could depress the market price of our Class A common stock. Issuing additional shares of our Class A common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both. Issuing additional shares of our Class B common stock and Class C common stock, as applicable, when issued with corresponding LLC Interests, may also dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both. Additionally, further issuances of our Class D common stock, which is convertible into shares of our Class A common stock, may also dilute the economic and voting rights of our existing stockholders.

Our executive officers and directors and holders of substantially all of our common stock have agreed not to offer, sell, dispose of or hedge any shares of our Class A common stock or any options to purchase any shares of our Class A common stock, or securities convertible into, exchangeable for, or that represent the right to receive, shares of our Class A common stock, subject to specified limited exceptions, during the period ending 180 days after the IPO, except with the prior written consent of the representatives of the underwriters in our IPO. Our certificate of incorporation authorizes us to issue up to 1,500,000,000 shares of Class A common stock, of which 47,948,888 shares of Class A common stock are outstanding and 1,452,051,112 are available for issuance, of which 188,612,452 are available for issuance upon the exchange of outstanding LLC Interests, together with an equal number of shares of Class B common stock or Class C common stock, as the case may be, and the conversion of outstanding shares of Class D common stock as of the date of this filing. Shares of our common stock held by our affiliates will continue to be subject to the volume and other restrictions of Rule 144 under the Securities Act.

The holders of an aggregate of 177,461,343 shares of our Class A common stock (on an as-converted basis) or their transferees are entitled to rights with respect to the registration of their shares under the Securities Act. Following the IPO, we filed a registration statement registering under the Securities Act the shares of Class A common stock reserved for issuance under the 2021 Plan. Sales of our Class A common stock pursuant to these registration rights or this registration statement may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our Class A common stock.

An aggregate of approximately 33.3 million shares of our Class D common stock that are beneficially owned by affiliates of Warburg Pincus are pledged to secure obligations of affiliates of Warburg Pincus under a loan agreement with Wells Fargo Bank, National Association, an affiliate of one of the underwriters in the IPO. In the case of nonpayment at maturity or another event of default (including but not limited to the borrower’s inability to satisfy certain mandatory prepayments which are triggered off the value of such shares), Wells Fargo Bank, National Association or any transferee (in the event that Wells Fargo Bank, National Association had assigned or otherwise transferred its rights under the pledge to a non-affiliate) may exercise its rights under the applicable loan agreements to foreclose on and sell shares pledged to cover the amount due under the loan, provided that no sales of the pledged shares may be made to third parties until 180 days after the date of the IPO. Any transfers or sales of such pledged shares may cause the price of our Class A common stock to decline.

General Risks

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members and officers.

As a public company, we are subject to the reporting requirements of the Exchange Act, the listing requirements of NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and maintain effective disclosure controls and procedures and internal control over financial reporting. To maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could harm our business and results of operations. Although we have already hired additional employees in preparation for these heightened requirements, we may need to hire more employees in the future which would increase our costs and expenses.

Being a public company makes it more expensive for us to obtain director and officer liability insurance and we may have to choose between reduced coverage or substantially higher costs to obtain coverage. These factors could make it more difficult for us to attract and retain qualified executive officers and members of our board of directors, particularly to serve on our audit committee and compensation committee.

We cannot assure you that the price of our Class A common stock will not decline or not be subject to significant volatility.

The market price of our Class A common stock could be subject to significant fluctuations. The price of our Class A common stock may change in response to fluctuations in our results of operations in future periods and also may change in response to other factors, including factors specific to companies in our industry, many of which are beyond our control. As a result, our stock price may experience significant volatility and may not necessarily reflect our performance. Among other factors that could affect our stock price are:

•
changes in laws or regulations applicable to our industry or offerings;
•
speculation about our business in the press or the investment community;
•
price and volume fluctuations in the overall stock market;
•
volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•
stock price and volume fluctuations attributable to inconsistent trading levels of our shares;
•
our ability to protect our intellectual property and other proprietary rights and to operate our business without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of others;
•
sales of our Class A common stock by us or our significant stockholders, officers and directors;
•
redemptions and exchanges by certain of the Continuing Equity Owners of their LLC Interests into shares of Class A common stock;
•
the expiration of contractual lock-up agreements;
•
the development and sustainability of an active trading market for our Class A common stock;
•
success of competitive products or services;

•
the public’s response to press releases or other public announcements by us or others, including our filings with the SEC, announcements relating to litigation or significant changes to our key personnel;
•
the effectiveness of our internal controls over financial reporting;
•
changes in our capital structure, such as future issuances of debt or equity securities;
•
our entry into new markets;
•
tax developments in the United States, Europe or other markets;
•
strategic actions by us or our competitors, such as acquisitions or restructurings; and
•
changes in accounting principles.

Further, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. In addition, the stock prices of many technology companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of our Class A common stock to decline.

A credit ratings downgrade or other negative action by a credit rating organization could adversely affect the trading price of the shares of our Class A common stock.

Credit rating agencies continually revise their ratings for companies they follow. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. In addition, developments in our business and operations could lead to a ratings downgrade for us or our subsidiaries. Any such fluctuation in our or our subsidiaries’ ratings may impact our ability to access debt markets in the future or increase our cost of future debt, which could have a material adverse effect on our operations and financial condition, which in return may adversely affect the trading price of shares of our Class A common stock.

The price of our Class A common stock could decline if securities analysts do not publish research or if securities analysts or other third parties publish inaccurate or unfavorable research about us.

The trading of our Class A common stock is likely to be influenced by the reports and research that industry or securities analysts publish about us, our business, our market or our competitors. If one or more securities or industry analysts downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more securities or industry analysts ceases to cover the Company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

If we fail to implement and maintain effective internal controls over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

Our management has not completed an assessment of the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. Evaluation by us of our internal control over financial reporting may identify material weaknesses. The identification of a material weakness in our internal control over financial reporting or the failure to remediate existing material weaknesses in our internal control over financial reporting may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of NYSE rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could have a material adverse effect on our business, financial condition and results of operations and could also lead to a decline in the price of our Class A common stock.

We are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we are required to disclose material changes made to our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until the year following the first annual report we are required to file with the SEC. To comply with the requirements of being a public company, we will need to implement additional internal controls, reporting systems and procedures and hire additional accounting, finance and legal staff. For as long as we are an emerging growth company under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an “emerging growth company” for up to five years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to financial statement restatements and require us to incur the expense of remediation. Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently.

Corporate responsibility, specifically related to environmental, social and governance matters, may impose additional costs and expose us to new risks.

Public ESG and sustainability reporting is becoming more broadly expected by investors, shareholders and other third parties. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these corporations and their boards of directors accountable. Additionally, credit rating agencies may use these scores, or their own scores and ratings, as a consideration in their evaluation of our credit risk. If our credit rating is downgraded on the basis of ESG or “sustainability” metrics, we may face increased costs of capital. We may face reputational damage in the event our corporate responsibility initiatives or objectives, including with respect to diversity and inclusion, do not meet the standards set by our investors, shareholders, lawmakers, listing exchanges, credit rating agencies or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our ordinary shares from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks.

Our business and operations are subject to risks related to climate change.

The long-term effects of global climate change present both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. These changes over time could affect, for example, the availability and cost of products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. In addition, many of our operations and facilities around the world are in locations that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to business interruption caused by such events. We also use gasoline and electricity in our operations, all of which could face increased regulation as a result of climate change or other environmental concerns. Regulations limiting greenhouse gas emissions and energy inputs may also increase in coming years, which may increase our costs associated with compliance. These events and their impacts could otherwise disrupt and adversely affect our operations and could materially adversely affect our financial performance.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located in Boise, Idaho and consists of 106,780 square feet under a lease agreement that expires on October 31, 2026. The lease agreement includes two optional 5-year renewal periods. We also lease office space in:

•
Seattle, Washington;
•
New York, New York;
•
McLean; Washington D.C. metropolitan area;
•
Edinburgh, United Kingdom;
•
London, United Kingdom;
•
Paris, France;
•
Frankfurt, Germany;
•
Noida, India; and
•
Singapore.

We lease all our facilities and do not own any real property. We believe that our office facilities are adequate for our immediate needs and that additional or substitute space is readily available if needed to accommodate the growth of our operations.

Item 3. Legal Proceedings.

From time to time, we are subject to certain legal proceedings and claims that arise in the normal course of business. In the opinion of our management, we are not involved in any litigation or proceedings with third parties that we believe could have a material adverse effect on our results of operations, financial condition or business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is listed and traded on the NYSE under the trading symbol “CWAN.” There is no established public trading market for our Class B common stock, Class C common stock and our Class D common stock.

Holders of Record

As of March 1, 2022, there were 4 holders of record of our Class A common stock. The actual number of stockholders of Class A common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. As of March 1, 2022, we also had 7 holders of record of our Class B common stock, 3 holders of record of our Class C stock and 8 holders of record of our Class D common stock.

Dividend Policy

We have no current plans to pay dividends on our Class A common stock or Class D common stock. Holders of our Class B common stock and Class C common stock do not have any right to receive dividends, or to receive a distribution upon a liquidation, dissolution, or winding up of Clearwater Analytics Holdings, Inc., with respect to their Class B common stock and Class C common stock. The declaration, amount, and payment of any future dividends on shares of Class A common stock or Class D common stock is at the sole discretion of our board of directors.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity compensation plans’ information is incorporated by reference from Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” of this document, and should be considered an integral part of Item 5.

Stock Performance Graph

The following performance graph and related information shall not be deemed to be "soliciting material" or "filed" for purposes of Section 18 of the Exchange Act nor shall such information be incorporated by reference into any filing of Clearwater Analytics Holdings, Inc. under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference in such filing.

In connection with the IPO, the Company issued 34,500,000 shares of Class A common stock at a public offering price of $18.00 per share. The graph set forth below compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (the S&P 500) and Standard & Poor's Information Technology Sector Index. An investment of $100 is assumed to have been made in our Class A common stock and in each index on September 24, 2021, the date our Class A common stock began trading on the New York Stock Exchange, and its relative performance is tracked through December 31, 2021. The graph uses the closing market price on September 24, 2021 of $25.37 per share as the initial value of our Class A common stock. All values assume reinvestment of dividends.

The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and in the section titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” include elsewhere in this Annual Report on Form 10-K.

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

We provide investment accounting and reporting, performance measurement, compliance monitoring and risk analytics solutions for asset managers, insurance companies and large corporations. Every day, Clearwater’s powerful platform aggregates and normalizes data on over $5.9 trillion of global invested assets for over 1,100 clients. We bring modern software to an industry that has long been dominated by difficult-to-use, high cost legacy technologies and processes, which often lack data integrity and traceability, and often require significant manual intervention. The strength of our platform is demonstrated by our approximately 80% win rate for new clients over the prior four years in deals that reached the proposal stage.

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

We have a 100% recurring revenue model. We charge our clients a fee that is primarily based on the amount of assets they manage on our platform, subject to contracted minimums. A majority of the assets on our platform are high-grade fixed income assets, leading to very low levels of volatility and highly predictable revenue streams. When applicable, we charge additional transaction fees for certain alternative asset classes (e.g., derivatives and other financial instruments).

Recent Developments

Initial Public Offering

On September 28, 2021, the company completed the IPO, in which it sold 34,500,000 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $18.00 per share for net proceeds of $582.2 million, after deducting underwriting discounts of $38.8 million (but excluding other offering expenses of $5.3 million). The Company used proceeds from the IPO to (i) purchase 34,500,000 common units of CWAN Holdings, LLC (“LLC interests”); (ii) repay approximately $437.4 million of outstanding borrowings under the Previous Credit Agreement including prepayment premiums and accrued interest; and (iii) pay $5.3 million of expenses related to the IPO; with the remaining proceeds intended to be used for general corporate purposes.

New Credit Agreement

In connection with the closing of the IPO, Clearwater Analytics, LLC entered into a new credit agreement with JPMorgan Chase Bank, N.A. that included a $55 million New Term Loan and a $125 million Revolving Facility. The New Term Loan and Revolving Facility will be used for working capital and other general corporate purposes (including acquisitions permitted under the New Credit Agreement).

Previous Credit Agreement

On October 19, 2020, we entered into the Fifth Amendment to the Credit Agreement with Ares Capital Corporation and Golub Capital LLC. The agreement provided for a total term loan of $435 million and revolving line of credit of $30 million. Under the terms of the Fifth Amendment to the Credit Agreement, we were required to maintain certain customary affirmative and negative covenants, including covenants that limited our ability to, among other things, incur indebtedness, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions. We were also required to maintain compliance with a consolidated net leverage ratio. The line of credit and term note agreements also included customary events of default.

The outstanding borrowings under the Fifth Amendment to the Credit Agreement of $432.7 million were repaid in full in September 2021 in connection with the closing of the IPO. The repayment of the borrowings resulted in a loss on extinguishment of $10.3 million.

Recapitalization

On November 2, 2020, the Company completed a recapitalization transaction on behalf of existing unitholders. The transaction allowed existing unitholders to sell their units to new investors. In addition, option holders were offered the opportunity to exercise and sell a portion of their vested options, which were accelerated in certain cases (See Note 11, Equity-Based Compensation – Modification of option awards). In total 132,658,542 units transferred ownership. After completion of the recapitalization transaction, entities ultimately controlled by WCAS maintained a majority interest in and control of the Company.

In connection with the transaction, selling unitholders contributed $49.0 million for bonuses paid to employees and related payroll taxes in 2020.

Key Factors Affecting Our Performance

The growth and future success of our business depends on many factors, including those described below.

•
Adding New Clients in Established End Markets: Our future growth is dependent upon our ability to continue to add new clients, and in 2021 we added over 100 new clients. We are focused on continuing to increase our client base in our established client end-markets of corporations, insurance companies and asset managers, and doing so with increasingly large and sophisticated clients. As we add clients, it takes time to fully onboard their assets to the platform. Our revenue generally increases as assets are added to the platform, while the effort to serve the client is relatively consistent over time. Therefore, we expect revenues and gross margins to increase for a client as the client transitions from the onboarding process to a steady state once assets have been onboarded. In any period, our gross margins may fluctuate based on the relative size and number of clients that we are onboarding at that time.
•
Expanding and Retaining Relationships with Existing Clients: Our future growth is dependent upon retaining our existing clients and expanding our relationships with these clients through increases in the amount of their assets on our platform. We have enjoyed consistent gross revenue retention rates of approximately 98% over the past twelve quarters. The consistency in revenue retention creates predictability in our business and enables us to better plan our future investments. Our relationships with our clients expands as these clients add more assets to our platform, with our net revenue retention rates (as defined below under “—Key Operating Measures”) between 109% and 111% in 2021. Clients may add assets as a result of acquiring new clients themselves or by acquiring new businesses or simply through organic growth, which produces additional assets that they manage using our platform. We believe that our client service model and technology platform are strong contributing factors in our attractive retention rates. As such, we expect to continue to invest in both our operations and research and development functions to maintain and increase our high levels of client satisfaction, which we believe will lead to strong client retention and expansion.
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
•
Fluctuations in the Market Value of Assets on the Platform: We generally bill our clients monthly in arrears based on a basis point rate applied to our clients’ assets on our platform, which can be influenced by general economic conditions. While 78% of the assets on our platform were high-grade fixed income securities and structured products as of December 31, 2021 and therefore subject to lower levels of volatility, the value of our clients’ assets on our platform varies on a daily basis due to changes in securities prices, cash flow needs, incremental buying and selling of assets and other strategic priorities of our clients. For these reasons, our revenue is subject to fluctuations based on economic conditions, including market conditions and the changing interest rate environment.

Key Components of Results of Operations

The following discussion describes certain line items in our consolidated statements of operations.

Revenue

We generate revenue from fees derived from providing clients with access to the solutions and services on our SaaS platform. Sales of our offering include a right to use our software in a hosted environment without taking possession of the software. Our contracts are generally cancellable with 30 days’ notice without penalty. We invoice clients monthly in arrears based on a percentage of the average daily value of assets within a client’s accounts on our platform during that month. Payment terms may vary by contract but generally include a requirement of payment within 30 days following the month in which services are provided. Fees invoiced in advance of the delivery of the Company’s performance obligations are deemed set-up activities and are deferred as a material right and recognized over time, typically 12 months.

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

Other Expense, Net

Other expense, net relates to foreign currency gains and losses.

Provision for Income Taxes

Provision for income taxes consists of income taxes related to federal, state, and foreign jurisdictions where we conduct our business. Our effective tax rate may increase in the future as our ownership in CWAN Holdings increases via exchanges from historical partners. In addition, our discrete items may not be consistent from year to year and could cause volatility in our effective tax rate.

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

The following table summarizes the Company’s annualized recurring revenue as of the dates presented:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
2021
Annualized recurring revenue	$232,467	$245,033	$257,022	$277,780
2020
Annualized recurring revenue	$186,251	$200,492	$214,877	$219,901
2019
Annualized recurring revenue	$158,510	$167,169	$178,220	$185,041

Because a substantial majority of the assets on our platform have lower levels of volatility with respect to their market value, the growth in annualized recurring revenue is generally not attributable to the fluctuating market value of the assets on our platform. Rather, the growth in annualized recurring revenue is due to an increase in the number of clients using our offering as well as from onboarding more assets of our existing clients onto our platform.

Revenue Retention Rate

Gross revenue retention rate represents annual contract value (“ACV”) at the beginning of the 12-month period ended on the reporting date less client attrition over the prior 12-month period, divided by ACV at the beginning of the 12-month period, expressed as a percentage. ACV is comprised of annualized recurring revenue plus contracted-not-billed revenue, which represents the estimated annual contracted revenue for new and existing client opportunities prior to revenue recognition. In order to arrive at total ACV, we include contracted-not-billed revenue, as it is contracted revenue that has not been recognized but that we expect to produce recognized revenue in the future. Client attrition occurs when a client provides a contract termination notice. The amount of client attrition is calculated as the reduction in annualized revenue of the client at the time of the notice and is recorded in the month the final billing occurs. In the case of client attrition where contracted-not-billed revenue is still present for a client, both annualized recurring revenue and contracted-not-billed revenue associated with such client are deducted from ACV.

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

The following table summarizes our retention rates as of the dates presented:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021
Gross retention rate	98%	98%	98%	98%
Net retention rate	110%	109%	111%	111%
2020
Gross retention rate	98%	98%	98%	98%
Net retention rate	107%	108%	109%	109%
2019
Gross retention rate	98%	98%	98%	98%
Net retention rate	105%	105%	110%	111%

Gross revenue retention rates have remained consistently at approximately 98% since 2019. We believe the extremely consistent and high gross revenue retention rate is a testament to the value proposition that our leading solution offers.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are supplemental performance measures that our management uses to assess our operating performance. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) loss on debt extinguishment (iii) depreciation and amortization expense, (iv) equity-based compensation, (v) Recapitalization compensation expenses, and (vi) other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA (as defined above) divided by revenue.

The following tables reconcile net income (loss) to Adjusted EBITDA and include amounts expressed as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2021		2020		2019
	(in thousands, except percentages)
Net income (loss)	$(8,094)	(3%)	$(44,230)	(22%)	$7,732	5%
Adjustments:
Interest expense, net	25,682	10%	22,854	11%	17,807	11%
Loss on debt extinguishment	10,303	4%	—	—	—	—
Depreciation and amortization	3,493	1%	2,271	1%	2,019	1%
Equity-based compensation	36,695	15%	24,602	12%	6,233	4%
Recapitalization compensation expenses	—	—	48,998	24%	—	—
Other expenses(1)	4,597	2%	2,555	1%	16,992	10%
Adjusted EBITDA	72,676	29%	57,050	28%	50,783	30%
Revenue	$252,022	100%	$203,222	100%	$168,001	100%

(1)
Other expenses includes professional service fees related to settlement of a legal matter, management fees to our investors, income taxes, foreign exchange gains and losses and other expenses that are not reflective of our core operating performance including the costs to set up our Up-C structure and Tax Receivable Agreement.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Legal professional service fees	$—	$—	$14,779
Up-C structure expenses	1,660	—	—
Management fees and reimbursed expenses	2,367	1,597	1,853
Provision for income taxes	487	902	73
Miscellaneous	83	56	287
Total other expenses	$4,597	$2,555	$16,992

Results of Operations

The following tables set forth our results of operations for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue	$252,022	$203,222	$168,001
Cost of revenue(1)	67,864	53,263	47,145
Gross profit	184,158	149,959	120,856
Operating expenses:
Research and development(1)	72,690	55,262	39,275
Sales and marketing(1)	39,065	22,243	19,082
General and administrative(1)	43,942	43,874	36,802
Recapitalization compensation expenses	—	48,998	—
Total operating expenses	155,697	170,377	95,159
Income (loss) from operations	28,461	(20,418)	25,697
Interest expense, net	25,682	22,854	17,807
Loss on debt extinguishment	10,303	—	—
Other expense, net	83	56	85
Income (loss) before income taxes	(7,607)	(43,328)	7,805
Provision for income taxes	487	902	73
Net income (loss)	(8,094)	(44,230)	7,732
Less: Net income (loss) attributable to non-controlling interests	119	—	—
Net loss attributable to Clearwater Analytics Holdings, Inc.	$(8,213)	$—	$—

(1)
Amounts include equity-based compensation as follows (in thousands):

Cost of revenue	$4,786	$1,669	$564
Operating expenses:
Research and development	10,409	4,208	1,722
Sales and marketing	7,059	3,911	922
General and administrative	14,441	14,814	3,025
Total equity-based compensation expense	$36,695	$24,602	$6,233

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
Revenue	100%	100%	100%
Cost of revenue	27%	26%	28%
Gross profit	73%	74%	72%
Operating expenses:
Research and development	29%	27%	23%
Sales and marketing	16%	11%	11%
General and administrative	17%	22%	22%
Recapitalization compensation expenses	—	24%	—
Total operating expenses	62%	84%	57%
Income (loss) from operations	11%	(10%)	15%
Interest expense, net	10%	11%	11%
Loss on debt extinguishment	4%	—	—
Other expense, net	0%	0%	0%
Income (loss) before income taxes	(3%)	(21%)	5%
Provision for income taxes	0%	0%	0%
Net income (loss)	(3%)	(22%)	5%

Comparison of the Years Ended December 31, 2021, 2020 and 2019

Revenue

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except percentages)
Revenue	$252,022	$203,222	$168,001
Change over prior year	48,800	35,221
Percent change over prior year	24%	21%

Revenue increased $48.8 million, or 24%, 2021 compared to 2020. The increase was on account of growth in our client base as we brought new clients onto our platform and also added additional assets onto our platform from existing clients. Average assets on our platform that were billed to new and existing clients increased 20% from 2020 to 2021 while average basis point rate billed to customers increased by 1.8% from 2020 to 2021.

Revenue increased $35.2 million, or 21%, in 2020 compared to 2019. The increase was on account of growth in our client base as we brought new clients onto our platform and also added additional assets onto our platform from existing clients. Average assets on our platform that were billed to new and existing clients increased 24% from 2019 to 2020 while the average basis point rate billed to customers decreased by 2.7% from 2019 to 2020.

Cost of Revenue

	Year Ended December 31,
	2021	Change	2020	Change	2019
	(In thousands, except percentages)
Equity-based compensation	$4,786	$3,117	$1,669	$1,105	$564
All other cost of revenue	63,078	11,484	51,594	5,013	46,581
Total cost of revenue	$67,864	$14,601	$53,263	$6,118	$47,145
Percent of revenue	27%		26%		28%

Cost of revenue changed as follows (in thousands):

	Change from December 31, 2020 to December 31, 2021	Change from December 31, 2019 to December 31, 2020
Increased payroll and related	$7,346	$4,938
Increased equity-based compensation	3,117	1,105
Increased (decreased) outside services and contractors	1,002	(89)
Increased data costs	990	471
Increased facilities and infrastructure expenses	797	994
Increased (decreased) technology	729	(158)
Increased (decreased) depreciation and amortization	632	(243)
Increased (decreased) travel and entertainment	4	(733)
Other items	(16)	(167)
Total change	$14,601	$6,118

The increase in cost of revenue in 2021 is primarily due to increased payroll and related costs as a result of headcount growth of additional employees across our client services, onboarding and reconciliation teams to support a larger client base as well as increased equity-based compensation due to increased grant-date fair value of equity awards and higher headcount. In addition, higher utilization of third-party contractors, technology and IT services on operational activities, increased data costs to support a larger client base, and increased allocations of depreciation and facility costs increased cost of revenue.

The increase in cost of revenue in 2020 is primarily due to increased payroll and related costs as a result of headcount growth of additional employees across our client services, onboarding and reconciliation teams to support a larger client base, and higher equity-based compensation expense related to the equity award modifications that took place in January 2020 and November 2020. Data costs increased to support a larger client base. Facilities and infrastructure expenses also increased due to the opening and expansion of offices in Edinburgh, United Kingdom and Noida, India in late 2019, and New York in September 2020. These increases were partially offset by a reduction in travel and entertainment in response to the COVID-19 pandemic, and decreased allocation of technology costs and depreciation expense.

Operating Expenses

Research and Development

	Year Ended December 31,
	2021	Change	2020	Change	2019
	(In thousands, except percentages)
Equity-based compensation	$10,409	$6,201	$4,208	$2,486	$1,722
All other research and development	62,281	11,227	51,054	13,501	37,553
Total research and development	$72,690	$17,428	$55,262	$15,987	$39,275
Percent of revenue	29%		27%		23%

Research and development expenses changed as follows (in thousands):

	Change from December 31, 2020 to December 31, 2021	Change from December 31, 2019 to December 31, 2020
Increased equity-based compensation	$6,201	$2,486
Increased payroll and related	5,085	9,135
Increased outside services and contractors	3,050	47
Increased technology	2,187	3,604
Increased depreciation and amortization	576	654
Increased facilities and infrastructure expenses	255	623
Increased (decreased) travel and entertainment costs	92	(310)
Other items	(18)	(252)
Total change	$17,428	$15,987

The increase in research and development expense in 2021 is primarily due to increased equity-based compensation due to increased grant-date fair value of equity awards and higher headcount, increased payroll and related costs as a result of headcount growth of additional employees to focus on new offerings, increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, and increased allocations of facility costs and increased depreciation due to impairment losses related to abandoned capitalized software projects.

The increase in research and development expense in 2020 is primarily due to increased payroll and related costs as a result of headcount growth of additional employees to focus on new offerings, increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, higher equity-based compensation related to the equity modifications in January and November 2020, and increased allocations of depreciation and facility costs. These increases were partially offset by a reduction in travel and entertainment in response to the COVID-19 pandemic.

Sales and Marketing

	Year Ended December 31,
	2021	Change	2020	Change	2019
	(In thousands, except percentages)
Equity-based compensation	$7,059	$3,148	$3,911	$2,989	$922
All other sales and marketing	32,006	13,674	18,332	172	18,160
Total sales and marketing	$39,065	$16,822	$22,243	$3,161	$19,082
Percent of revenue	16%		11%		11%

Sales and marketing expense changed as follows (in thousands):

	Change from December 31, 2020 to December 31, 2021	Change from December 31, 2019 to December 31, 2020
Increased payroll and related	$10,926	$1,572
Increased equity-based compensation	3,148	2,989
Increased (decreased) marketing	903	(579)
Increased outside services and contractors	709	730
Increased (decreased) facilities and infrastructure expenses	443	(4)
Increased technology	303	23
Increased (decreased) travel and entertainment	297	(1,429)
Other items	93	(141)
Total change	$16,822	$3,161

The increase in sales and marketing expense in 2021 is primarily due to increased payroll and related costs as a result of additional employees to expand sales coverage as well as increased equity-based compensation due to increased grant-date fair value of equity awards and higher headcount. In addition, sales and marketing expense increased from higher marketing costs due to increased focus on public relations and branding, higher utilization of third-party contractors on marketing activities, increased allocation of facility and technology costs, and increased travel and entertainment costs due to a reduction in travel restrictions related to the COVID-19 pandemic.

The increase in sales and marketing expense in 2020 is primarily due to higher equity-based compensation related to the equity award modifications in January and November 2020, higher payroll and related costs due to headcount growth of additional employees to expand sales coverage, and higher utilization of third-party contractors on marketing activities. These increases were partially offset by a reduction in travel and entertainment and marketing costs in response to the COVID-19 pandemic.

General and Administrative

	Year Ended December 31,
	2021	Change	2020	Change	2019
	(In thousands, except percentages)
Equity-based compensation	$14,441	$(373)	$14,814	$11,789	$3,025
All other general and administrative	29,501	441	29,060	(4,717)	33,777
Total general and administrative	$43,942	$68	$43,874	$7,072	$36,802
Percent of revenue	17%		22%		22%

General and administrative expense changed as follows (in thousands):

	Change from December 31, 2020 to December 31, 2021	Change from December 31, 2019 to December 31, 2020
Increased (decreased) outside services and contractors	$3,767	$(13,742)
Increased payroll and related	3,445	2,000
Increased Up-C structure expenses	1,670	—
Increased (decreased) technology	919	(313)
Increased insurance	852	254
Increased recruiting	381	588
Increased (decreased) facilities and infrastructure expenses	306	(1,426)
(Decreased) increased accrued sales tax exposure	(10,907)	8,593
(Decreased) increased equity-based compensation	(373)	11,789
Decreased travel and entertainment	(129)	(282)
Other items	137	(389)
Total change	$68	$7,072

The increase in general and administrative expense in 2021 is due to higher utilization of third-party contractors on accounting, IT and compliance activities, increased payroll and related costs as a result of headcount growth. In addition, general and administrative expenses increased due to accounting and legal professional service costs associated with creating our Up-C structure and developing the Tax Receivable Agreement, higher utilization of IT services, increased insurance costs for our directors and officers, increased recruiting costs to support growth initiatives and increased allocation of facility costs. These increases were offset by the absence of an expense related to accrued sales tax liability as we recorded $9.1 million of additional liability for sales tax during 2020. Beginning January 2021, we commenced collecting and remitting sales tax to jurisdictions on behalf of customers which has not resulted in additional exposure. In December 2021, we reduced our estimated sales tax liability by $2.0 million as actual amounts remitted via voluntary disclosure agreements were less than estimated as more customers were able to prove partial usage outside of the jurisdiction. Additional reductions in general and administrative expense are due to decreased equity-based compensation as a result of equity award modifications that took place in January and November 2020, and decreased travel and entertainment expense.

The increase in general and administrative expense in 2020 is primarily due to higher equity-based compensation related to the equity modifications in January and November 2020, increased expense for the accrual of sales tax exposure of $9.1 million due to a change in our estimate of the liability following the completion of a comprehensive review of sales tax reporting obligations across jurisdictions during 2020, higher payroll and related costs as a result of headcount growth of additional employees and higher bonuses, and increased recruitment costs to support growth initiatives. These increases were partially offset by lower legal expenses, reduction in allocated facility costs, lower utilization of IT services and decreased travel and entertainment expense.

Recapitalization Compensation Expense

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except percentages)
Recapitalization compensation expenses	$—	$48,998	$—
Percent of revenue	—	24%	—
Change over prior year	$(48,998)	$48,998
Percent change over prior year	(100%)	NMF

NMF – not meaningful

During November 2020, we completed the Recapitalization transaction on behalf of existing unitholders. The transaction allowed existing unitholders to sell their units to new investors. In connection with the transaction, selling unitholders contributed $49.0 million towards bonuses paid to employees and related payroll taxes in 2020. These amounts have been recorded as Recapitalization compensation expenses within the consolidated statement of operations and as a contribution in members’ deficit within the consolidated balance sheet. The bonuses were paid to employees from departments which have historically been recorded in the below categories in the consolidated statements of operations:

Year Ended December 31, 2020
Cost of revenue	$6,205
Research and development	8,891
Sales and marketing	7,951
General and administrative	25,951
Total recapitalization compensation	$48,998

Non-Operating Expenses

Interest Expense, Net

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except percentages)
Interest expense, net	$25,682	$22,854	$17,807
Percent of revenue	10%	11%	11%
Change over prior year	$2,828	$5,047
Percent change over prior year	12%	28%

The increase in interest expense, net in both 2020 and 2021 was primarily due to increased interest expense related to incremental borrowings following our debt refinancing in October 2020, offset by repayment in September 2021.

Loss on Extinguishment

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except percentages)
Loss on extinguishment	$10,303	$—	$—
Percent of revenue	4%	—	—
Change over prior year	$10,303	$—
Percent change over prior year	NMF	—

NMF – not meaningful

The loss on extinguishment in 2021 relates to prepayment premium and unamortized debt issue costs following the repayment of borrowings under the Previous Credit Agreement in September 2021.

Other Expense, Net

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except percentages)
Other expense, net	$83	$56	$85
Percent of revenue	0%	0%	0%
Change over prior year	$27	$(29)
Percent change over prior year	48%	(34%)

Other (income) expense, net in both 2020 and 2021 relates to foreign exchange gains and losses driven by fluctuations in exchange rates.

Provision for Income Taxes

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except percentages)
Provision for income taxes	$487	$902	$73
Percent of revenue	0%	0%	0%
Change over prior year	$(415)	$829
Percent change over prior year	(46%)	1136%

The increase (decrease) in provision for income taxes in 2020 and 2021 relates to change in mix of foreign jurisdiction income in the period.

Liquidity and Capital Resources

To date, we have primarily financed our operations through cash flows from operations and financing activities.

As of December 31, 2021, we had cash and cash equivalents of $254.6 million. Cash and cash equivalents primarily consist of money market mutual funds, which are highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. We believe our existing cash and cash equivalents will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. Our future financing requirements will depend on many factors, including our growth rate, revenue retention rates, the timing and extent of spending to support development of our platform and any future investments or acquisitions we may make. Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Risk Factors” elsewhere in this Annual Report on Form 10-K.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net cash provided by (used in) operating activities	$3,358	$(6,486)	$(230,029)
Net cash used in investing activities	(5,025)	(3,806)	(3,372)
Net cash provided by financing activities	195,288	51,041	237,715
Effect of exchange rate changes on cash and cash equivalents	(112)	85	87
Increase in cash and cash equivalents	$193,509	$40,834	$4,401

Cash Flows from Operating Activities

Net cash provided by operating activities of $3.4 million during 2021 was primarily the result of our net loss plus non-cash charges including equity-based compensation, depreciation and amortization, debt extinguishment costs offset by changes in operating assets and liabilities that decreased operating cash flow by $43.4 million. Accounts receivable increased $17.3 million during the year. The increase is comprised of $8.8 million from growth in revenues and $8.5 million from ageing of small receivable balances across several customers due to short term deterioration in days sales outstanding which we have determined to be collectible. Prepaid expenses and other assets increased $13.7 million primarily from the prepayment of management fees to certain affiliates of the Principal Equity Owners in the amount of $9.6 million, insurance for our directors and officers and increased prepaid data costs. Deferred commissions increased $5.2 million due to higher revenue in the year. Accrued expenses decreased $3.5 million primarily due to payment of accrued reimbursement of excess contribution related to the Recapitalization transaction. Accrued sales tax liability decreased $8.5 million as we remitted sales tax payable for prior periods to different jurisdictions, and accrued interest on debt decreased $2.3 million due to lower interest payments due under the New Credit Agreement.

Net cash used in operating activities of $6.5 million during 2020 was primarily the result of our net loss plus non-cash charges including equity-based compensation, depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, an increase in accrued expenses and other liabilities, an increase in accrued sales tax liability, an increase in deferred commissions, and an increase in accrued interest on debt. Accounts receivable increased as a result of increased revenue and timing of collections. Accrued expenses and other liabilities increased due to accrued reimbursement to members of an excess contribution following the Company’s calculation of actual costs incurred related to the Recapitalization. Accrued sales tax liability increased due to a change in our estimate of the liability following the completion of a comprehensive review of sales tax reporting obligations across jurisdictions during 2020. The increase in deferred commissions is due to higher revenues during the period. Accrued interest on debt increased due to incremental borrowings following our debt refinancing in October 2020.

Net cash used in operating activities of $230.0 million during 2019 was primarily due to payment of legal fees and settlement of outstanding legal matters. The Company secured additional borrowing capacity through amendments to our credit facility and raised additional capital from existing investors to fund the settlement of a legal matter and related fees.

Cash Flows from Investing Activities

Net cash used in investing activities of $5.0 million during 2021 was attributable to the purchase of property and equipment, and internally developed software.

Net cash used in investing activities of $3.8 million during 2020 was attributable to the purchase of property and equipment.

Net cash used in investing activities of $3.4 million during 2019 was attributable to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities during 2021 was $195.3 million, of which $582.2 million was proceeds from the IPO, net of underwriting discounts, $53.6 million was proceeds from borrowings, net of debt issuance costs from our New Credit Agreement, $2.8 million was proceeds from the exercise of options and $1.6 million was proceeds from the issuance of common units to directors appointed prior to the IPO, which was offset by $434.2 million repayment of borrowings, $5.1 million payment of expenses associated with the IPO, $2.0 million prepayment premium and legal fees in relation to early repayment of the Previous Credit Agreement, and $2.2 million from minimum tax withholding paid on behalf of employees for net unit settlement.

Net cash provided by financing activities during 2020 was $51.0 million, of which $202.7 million was from proceeds from borrowings under an amendment to our credit facility and $49.0 million was from contributions from members for Recapitalization compensation expenses, which was offset by $173.2 million of dividends and distributions to members, $21.6 million for the repayment of borrowings and a $5.8 million payment of debt issuance costs.

Net cash provided by financing activities during 2019 was $237.7 million, of which $137.0 million was from proceeds related to the completion of a rights offering, $2.6 million was from proceeds from the exercise of options and $105.0 million was from proceeds from borrowings under our credit facility, which was offset by a $2.6 million payment of debt issuance costs, $3.8 million for the repurchase of common units and $0.5 million for the repayment of borrowings.

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

New Credit Agreement

In connection with the closing of the IPO, Clearwater Analytics, LLC (the “Borrower”) has entered into a new credit agreement with JPMorgan Chase Bank, N.A., that includes a $55 million term loan facility (the “New Term Loan”) and a $125 million revolving facility (the “Revolving Facility”). The New Term Loan Revolving Facility will be used for working capital and other general corporate purposes (including acquisitions permitted under the New Credit Agreement).

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

The obligations of the Borrower under the New Credit Agreement are anticipated to be jointly and severally guaranteed by its direct parent and certain of its subsidiaries (collectively, the “Guarantors”, and together with the Borrower, the “Loan Parties”). The obligations of the Loan Parties are secured by a first priority lien on substantially all of their assets, subject to customary exceptions.

The New Credit Agreement contains customary affirmative and negative covenants, including, without limitation, covenants that restrict our ability to borrow money, grant liens, make investments, make restricted payments or dispose of assets, and customary events of default. Specifically, we are required to maintain a consolidated secured net indebtedness to consolidated EBITDA ratio of not more than 4.75:1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ending December 31, 2021. We were in compliance with all covenants under the New Credit Agreement as of December 31, 2021.

Critical Accounting Estimates

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

We believe the following accounting policies contain the more significant judgments and estimates used in the preparation of our consolidated financial statements:

•
Revenue recognition and deferred revenue
•
Equity-based compensation
•
Income taxes

Revenue recognition and deferred revenue

We earn revenues primarily from providing access to our SaaS platform solution to our clients, and to a lesser degree, from services that support the implementation on the platform. We recognize revenue when we satisfy performance obligations under the terms of the contract in an amount that reflects the consideration we expect to receive in exchange for the services. We determine the appropriate amount of revenue to be recognized using the following steps: (i) identification of contracts with clients, (ii) identification of the performance obligations in the contract, (iii) determination of transaction price, (iv) allocation of contract transaction price to the performance obligation, and (v) recognition of revenue when or as we satisfy a performance obligation. Often contracts contain more than one performance obligation. Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct services that are promised to the client.

We typically bill our clients monthly in arrears based on a percentage of the average of the daily value of the assets within a client’s accounts on our platform. Payment terms may vary by contract but generally include a requirement of payment within 30 days following the month in which services were provided. Clients generally have the right to cancel with 30 days’ notice with no penalty.

Our services allow the client access without taking possession of the software. Non-refundable fees invoiced in advance of the delivery of our performance obligations are deemed set-up activities and are deferred as a material right and recognized over time, typically 12 months. After set-up activities, clients typically receive benefits from implementation services prior to the “go live” date, at which point they can use the platform as intended in the arrangement. We have determined these implementation services are generally a separate performance obligation. As our platform must stand ready to provide the services throughout the contract period, revenues are recognized as the services are provided over time beginning on the date the service is made available as intended in the arrangement.

Deferred revenue generally consists of non-refundable fees invoiced during the period in which we are performing set-up activities. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as current deferred revenue.

Equity-Based Compensation

We measure and recognize equity-based compensation expense for instruments based on the estimated fair value of equity-based awards on the date of grant using the Black-Scholes option-pricing model for options and the fair value of the equity on the date of grant for RSUs. We recognize equity-based compensation expense over the requisite service period on a straight-line basis, which is generally consistent with the vesting of the awards, based on the estimated fair value of the equity-based awards issued to employees and directors that are expected to vest. Equity-based compensation that vests on a performance event, such as annual targets for the Company, begins to be recognized at the date that the performance event becomes probable, and compensation expense is recognized on a straight-line basis over any remaining service period. If there are any modifications of equity-based awards, we may be required to accelerate, increase, decrease or reverse any equity-based compensation expense on the unvested awards. The Company records forfeitures when they occur for all equity-based awards.

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

We record uncertain tax positions in accordance with ASC 740, Income Taxes on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We consider many factors when evaluating our uncertain tax positions, which involve significant judgment and may require periodic adjustments. The resolution of these uncertain tax positions in a manner inconsistent with management’s expectations could have a material impact on our condensed consolidated financial statements. We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties are included with the related tax liability.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We have interest rate risk relating to debt and associated interest expense under the New Credit Agreement, which is indexed to LIBOR or LIBOR equivalent once LIBOR is phased out. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical increase or decrease in LIBOR of 100 basis points would increase or decrease, respectively, our interest expense by approximately $0.5 million on an annual basis, based on our $54.3 million debt balance under the New Credit Agreement at December 31, 2021.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Clearwater Analytics Holdings, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Clearwater Analytics Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Clearwater Analytics Holdings, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2019.

Boise, Idaho

March 16, 2022

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$254,597	$61,088
Accounts receivable, net	50,190	32,882
Prepaid expenses and other current assets	16,551	7,550
Total current assets	321,338	101,520
Property and equipment, net	10,738	8,849
Deferred contract costs, non-current	5,687	4,580
Debt issuance costs - line of credit	922	420
Other non-current assets	5,670	190
Total assets	$344,355	$115,559
Liabilities and Stockholders' Equity/ Members' Deficit
Current liabilities:
Accounts payable	$1,416	$1,340
Accrued expenses and other current liabilities	27,032	33,789
Notes payable, current portion	2,750	3,077
Total current liabilities	31,198	38,206
Notes payable, less current maturities and unamortized debt issuance costs	51,157	421,827
Other long-term liabilities	132	134
Total liabilities	82,487	460,167
Commitments and contingencies (Note 8)
Stockholders' Equity/ Members' Deficit
Members' deficit	—	(245,806)
Class A common stock, par value $0.001 per share; 1,500,000,000 shares authorized, 47,948,888 shares issued and outstanding	48	—
Class B common stock, par value $0.001 per share; 500,000,000 shares authorized, 11,151,110 shares issued and outstanding	11	—
Class C common stock, par value $0.001 per share; 500,000,000 shares authorized, 47,377,587 shares issued and outstanding	47	—
Class D common stock, par value $0.001 per share; 500,000,000 shares authorized, 130,083,755 shares issued and outstanding	130	—
Additional paid-in-capital	388,591	(98,860)
Accumulated other comprehensive income (loss)	(34)	58
Accumulated Deficit	(191,926)	—
Total stockholders' equity/ members' deficit attributable to Clearwater Analytics Holdings, Inc.	196,867	(344,608)
Non-controlling interests	65,001	—
Total stockholders' equity/ members' deficit	261,868	(344,608)
Total liabilities and Stockholders' Equity/ Members' Deficit	$344,355	$115,559

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$252,022	$203,222	$168,001
Cost of revenue(2)	67,864	53,263	47,145
Gross profit	184,158	149,959	120,856
Operating expenses:
Research and development(2)	72,690	55,262	39,275
Sales and marketing(2)	39,065	22,243	19,082
General and administrative(2)	43,942	43,874	36,802
Recapitalization compensation expenses	—	48,998	—
Total operating expenses	155,697	170,377	95,159
Income from operations	28,461	(20,418)	25,697
Interest expense, net	25,682	22,854	17,807
Loss on debt extinguishment	10,303	—	—
Other expense, net	83	56	85
Income (loss) before provision for income taxes	(7,607)	(43,328)	7,805
Provision for income taxes	487	902	73
Net income (loss)	(8,094)	(44,230)	7,732
Less: Net income (loss) attributable to non-controlling interests	119	—	—
Net loss attributable to Clearwater Analytics Holdings, Inc.	$(8,213)	$—	$—

Net loss per share attributable to Class A and Class D common stock (Note 10) (1):
Basic and diluted	$(0.05)	NMF	NMF

Weighted average shares of Class A and Class D common stock outstanding:
Basic	177,680,507	NMF	NMF
Diluted	236,209,204	NMF	NMF

NMF - not meaningful

(1)
Basic and diluted net loss per share of Class A and Class D common stock is applicable only for the period from September 24, 2021 to December 31, 2021, which is the period following our initial public offering and related transactions.
(2)
Amounts include equity-based compensation as follows:

Cost of revenue	$4,786	$1,669	$564
Operating expenses:
Research and development	10,409	4,208	1,722
Sales and marketing	7,059	3,911	922
General and administrative	14,441	14,814	3,025
Total equity-based compensation expense	$36,695	$24,602	$6,233

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(8,094)	$(44,230)	$7,732
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(102)	71	85
Comprehensive income (loss)	$(8,196)	$(44,159)	$7,817
Less: Comprehensive income attributable to non-controlling interests	17	—	—
Comprehensive loss attributable to Clearwater Analytics Holdings, Inc.	$(8,213)	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity (Deficit)

(In thousands, except per share amounts)

		Clearwater Analytics Holdings, Inc. Stockholders' Equity
	CWAN Holdings, LLC (Prior to Transactions) Members' Deficit	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity/ members' deficit
Balance at December 31, 2020	$(245,806)	—	—	—	—	—	—	—	—	$(98,860)	$58	—	—	$(344,608)
Issuance of common units	—	—	—	—	—	—	—	—	—	1,560	—	—	—	1,560
Repurchase of common units	—	—	—	—	—	—	—	—	—	(626)	—	—	—	(626)
Exercise of options to purchase common units	—	—	—	—	—	—	—	—	—	259	—	—	—	259
Options withheld for minimum tax obligations for net unit settlement	—	—	—	—	—	—	—	—	—	(2,185)	—	—	—	(2,185)
Equity-based compensation	—	—	—	—	—	—	—	—	—	17,981	—	—	—	17,981
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(101)	—	—	(101)
Net income (loss)	2,829	—	—	—	—	—	—	—	—	—	—	—	—	2,829
Effect of the Transactions
Effect of organizational transactions	242,977	12,866,089	13	11,151,110	11	47,377,587	47	130,083,755	130	—	—	(243,178)	—	—
Issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	—	34,500,000	35	—	—	—	—	—	—	576,809	—	—	—	576,844
Allocation of equity to non-controlling interest	—	—	—	—	—	—	—	—	—	(122,753)	11	60,258	62,484	—
Activity subsequent to the Transactions
Exercise of options to purchase common stock	—	582,799	1	—	—	—	—	—	—	1,935	—	—	636	2,571
Equity-based compensation	—	—	—	—	—	—	—	—	—	14,472	—	—	4,758	19,230
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(2)	—	1	(1)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(8,213)	(2,710)	(10,923)
Accrued tax distributions	—	—	—	—	—	—	—	—	—	—	—	—	(169)	(169)
Tax adjustments related to organizational transactions	—	—	—	—	—	—	—	—	—	—	—	(793)	—	(793)
Balance at December 31, 2021	$—	47,948,888	$48	11,151,110	$11	47,377,587	$47	130,083,755	$130	$388,591	$(34)	$(191,926)	$65,001	$261,868

The accompanying notes are an integral part of these consolidated financial statements.

	CWAN Holdings, LLC (Prior to Transactions)
	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Members' Deficit	Total
Balance as of December 31, 2018	(141,179)	$(98)	$(209,308)	$(350,585)
Issuance of common units	137,000	—	—	137,000
Repurchase of common units	(3,780)	—	—	(3,780)
Exercise of options to purchase common units	2,593	—	—	2,593
Equity-based compensation	6,233	—	—	6,233
Foreign currency translation adjustment	—	85	—	85
Net income	—	—	7,732	7,732
Balance as of December 31, 2019	867	$(13)	$(201,576)	$(200,722)
Repurchase of common units	(567)	—	—	(567)
Exercise of options to purchase common units	424	—	—	424
Dividend to unitholders	(163,258)	—	—	(163,258)
Distributions to unitholders for taxes	(9,926)	—	—	(9,926)
Contributions from selling unitholders	48,998	—	—	48,998
Equity-based compensation	24,602	—	—	24,602
Foreign currency translation adjustment	—	71	—	71
Net loss	—	—	(44,230)	(44,230)
Balance as of December 31, 2020	(98,860)	$58	$(245,806)	$(344,608)

The accompanying notes are an integral part of these consolidated financial statements.

Clearwater Analytics Holdings, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(8,094)	$(44,230)	$7,732
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,493	2,271	2,019
Equity-based compensation	36,695	24,602	6,233
Amortization of deferred contract acquisition costs	3,385	2,340	1,369
Amortization of debt issuance costs, included in interest expense	1,545	2,506	1,698
Debt extinguishment costs	10,303	—	—
Deferred tax benefit	(675)	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(17,308)	(6,325)	(5,660)
Prepaid expenses and other assets	(13,136)	(767)	589
Accounts payable	361	67	166
Accrued expenses and other liabilities	3,421	9,746	4,175
Deferred commissions	(5,161)	(4,092)	(3,495)
Accrued sales tax liability	(8,550)	9,102	692
Deferred revenue	(624)	(5)	428
Accrued interest on debt	(2,297)	(1,776)	4,025
Other long-term liabilities	—	75	—
Accrued legal matters	—	—	(250,000)
Net cash provided by (used in) operating activities	3,358	(6,486)	(230,029)
INVESTING ACTIVITIES
Purchases of property and equipment	(5,025)	(3,806)	(3,372)
Net cash used in investing activities	(5,025)	(3,806)	(3,372)
FINANCING ACTIVITIES
Contributions from selling unitholders	—	48,998	—
Proceeds from issuance of common unit options	1,560	—	137,000
Proceeds from exercise of options	2,830	424	2,593
Minimum tax withholding paid on behalf of employees for net unit settlement	(2,185)	—	—
Dividend distributed to unitholders	—	(163,258)	—
Distributions to unitholders for taxes	—	(9,926)	—
Repurchase of common units	(626)	(567)	(3,780)
Repayments of borrowings	(434,919)	(21,557)	(463)
Payments of costs associated with early repayment of debt	(2,029)	—	—
Proceeds from borrowings	55,000	202,688	105,000
Payment of debt issuance costs	(1,400)	(5,761)	(2,635)
Proceeds from initial public offering, net of underwriting discounts	582,188	—	—
Payment of costs associated with offering	(5,131)	—	—
Net cash provided by financing activities	195,288	51,041	237,715
Effect of exchange rate changes on cash and cash equivalents	(112)	85	87
Net increase in cash and cash equivalents during the period	193,509	40,834	4,401
Cash and cash equivalents, beginning of period	61,088	20,254	15,853
Cash and cash equivalents, end of period	$254,597	$61,088	$20,254
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$26,113	$22,182	$12,252
Cash paid for income taxes	$802	$429	$68
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment included in accounts payable and accrued expense	$322	$489	$255
Direct costs incurred with the offering included in accrued expenses	$213	$—	$—
Tax distributions included in accrued expenses	$169	$—	$—
Tax liability related to organizational transaction included in accrued expenses	$793	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Clearwater Analytics Holdings, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

Clearwater Analytics Holdings, Inc. was incorporated as a Delaware corporation on May 18, 2021, as a holding company for the purpose of facilitating its initial public offering (the “IPO”) and other related transactions in order to carry on the business of CWAN Holdings, LLC (“CWAN Holdings”) and its subsidiaries (together with Clearwater Analytics Holdings, Inc., the “Company” or “CAH, Inc.” or “Clearwater”). Prior to the IPO all business operations were conducted through Carbon Analytics Holdings, LLC, which changed its name to CWAN Holdings, LLC in connection with the IPO. Clearwater provides a SaaS solution for automated investment data aggregation, reconciliation, accounting and reporting services to insurers, investment managers, corporations, institutional investors and government entities. Following the IPO, the Company's principal asset consists of ownership of common units in CWAN Holdings. As the sole managing member of CWAN Holdings, Clearwater Analytics Holdings Inc. operates and controls all the business operations of Clearwater. Accordingly, although the Company has a minority economic interest in CWAN Holdings, the Company has the sole voting interest in, and controls the management of CWAN Holdings. Our corporate structure following the IPO, as described above, is commonly referred to as an “Up-C” structure.

The Company headquarters are located in Boise, ID, and we operate in four offices throughout the U.S. and six offices internationally.

Initial Public Offering

On September 28, 2021, the Company completed the IPO, in which it sold 34,500,000 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $18.00 per share for net proceeds of $582.2 million, after deducting underwriting discounts of $38.8 million (but excluding other offering expenses of $5.3 million). The Company used proceeds from the IPO to (i) purchase 34,500,000 common units of CWAN Holdings (“LLC interests”); (ii) repay approximately $437.4 million of outstanding borrowings under the credit agreement with Ares Capital Corporation and Golub Capital LLC (the “Previous Credit Agreement”) including prepayment premiums and accrued interest; (iii) pay $5.3 million of expenses related to the IPO; with the remaining proceeds intended to be used for general corporate purposes.

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

•
the issue of 130,083,755 shares of Class D common stock to the Principal Equity Owners, on a one-to-one basis, with the number of common units of CWAN Holdings. Holders of Class D common stock have certain voting rights and are entitled to an economic interest in the Company;
•
the execution of the Tax Receivable Agreement, by and among Clearwater Analytics Holdings, Inc., CWAN Holdings, LLC and the other parties thereto (the “Tax Receivable Agreement” or “TRA”) (Note 13).

Following the completion of the Transactions and IPO, and as of December 31, 2021, the Company owns 75.3% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class B and Class C common stock own the remaining 24.7% of the interests in CWAN Holdings. The attributes of the Company’s classes of common stock are summarized in the following table:

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its directly and indirectly wholly-owned or controlled subsidiaries. As the Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and the Transactions have been adjusted to combine the previously separate entities for presentation purposes. All intercompany balances and transactions have been eliminated through consolidation. Clearwater Analytics Holdings, Inc. consolidated the financial results of CWAN Holdings as a Variable Interest Entity (“VIE”). Clearwater Analytics Holdings, Inc. owns the majority economic interest and has the power to control all the business and affairs of CWAN Holdings.

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

Items subject to estimates and assumptions include the useful lives and recoverability of long-lived assets, the average period of benefit associated with deferred contract costs, allowances for doubtful accounts, sales reserves, accruals for sales tax liabilities, the fair value of equity awards, tax valuation allowance and probability of making payments under the TRA, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgments about the carrying values of assets and liabilities, and measurement of revenues and expenses. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s consolidated financial statements will be affected.

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

Sales tax collected from customers and remitted to governmental authorities is not included in revenue and is reflected as a liability on the Company’s consolidated balance sheets.

Costs Incurred to Obtain Revenue Contracts

The Company’s incremental direct costs of obtaining a contract consist of sales commissions which are deferred and amortized ratably over the term of economic benefit, which the Company has determined to be four years. These deferred contract costs are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current and non-current portions of deferred commissions are included in prepaid expenses and other current assets, and deferred contract costs, non-current, respectively, in the Company’s consolidated balance sheets.

Recoverability of these costs is subject to various business risks. The Company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. No impairment losses were recognized during the years ended December 31, 2021, 2020 and 2019.

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

During the years ended December 31, 2021, 2020 and 2019, the Company did not have any clients that contributed more than 10% of revenue. As of December 31, 2021 and 2020, the Company did not have any clients that accounted for 10% or more of total accounts receivable.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable. Cash equivalents are stated at carrying value, which approximates fair value as of the balance sheet dates, due to the short period of time to maturity. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying amounts reported in the consolidated balance sheets for the Company’s notes payable approximates fair value because the interest rate is variable and reflects current market values. As of December 31, 2021 and December 31, 2020, the Company has not elected the fair value option for any financial assets or liabilities for which such an election would have been permitted.

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

Depreciation and amortization periods for property and equipment are as follows:

Property and Equipment	Estimated Useful Life
Computer equipment	3 years
Furniture and fixtures	3 — 5 years
Internally developed software	4 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate. If a long-lived asset is considered impaired, the impairment equals the amount by which the carrying value of the asset exceeds its fair value. During the year ended December 31, 2021, we recorded an impairment loss related to abandoned capitalized software projects (See Note 5 to these Financial Statements). There were no events or changes in business circumstances, during the years ended December 31, 2020 and 2019, that indicated the carrying amounts of any long-lived assets were not fully recoverable.

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

Capitalized software costs are amortized using the straight-line method over the estimated economic life of the related software, which is generally four years, and are recorded as cost of revenue in the consolidated statements of operations.

Research and Development

Research and development costs consist of personnel expenses, including salaries and benefits, bonuses, equity-based compensation and related overhead costs for employees engaged in the design, development and maintenance of the Company’s offerings and other internally used systems and applications.

Equity-Based Compensation

The Company measures and recognizes equity-based compensation expense for stock options based on the estimated fair value of equity-based awards on the date of grant using the Black-Scholes option-pricing model for options and the fair value of the equity on the date of grant for RSUs. The Company recognizes equity-based compensation expense over the requisite service period on a straight-line basis, which is generally consistent with the vesting of the awards, based on the estimated fair value of the equity-based awards issued to employees and directors that are expected to vest. Equity-based compensation that vests on a performance event, such as annual targets for the Company, begins to be recognized at the date that the performance event becomes probable, and compensation expense is recognized on a straight-line basis over any remaining service period. If there are any modifications of equity-based awards, the Company may be required to accelerate, increase, decrease, or reverse any equity-based compensation expense on the unvested awards. The Company records forfeitures when they occur for all equity-based awards.

Equity-based compensation expense related to purchase rights issued under the Employee Stock Purchase Plan (“ESPP”) is based on a Black-Scholes option pricing formula to determine fair value of the estimated awards as of the beginning of the offering period. Equity-based compensation expense is recognized following the straight-line attribution method over the offering period.

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

We record uncertain tax positions in accordance with ASC 740, Income Taxes on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We consider many factors when evaluating our uncertain tax positions, which involve significant judgment and may require periodic adjustments. The resolution of these uncertain tax positions in a manner inconsistent with management’s expectations could have a material impact on our consolidated financial statements. We recognize interest and penalties related to uncertain tax positions as a component of our provision for income taxes. Accrued interest and penalties are included with the related tax liability.

We account for amounts payable under the TRA in accordance with Accounting Standards Codification (“ASC”) Topic 450, Contingencies. As such, subsequent changes to the measurement of the TRA liability are recognized in the statements of operations as a component of other income (expense), net.

Debt Issuance Costs

Debt issuance costs are amortized over the period the related obligation is outstanding using the effective interest method. Debt issuance costs related to the term note are included within notes payable on the consolidated balance sheet. Debt issuance costs associated with the line of credit are included as a non-current asset on the consolidated balance sheets. Amortization of debt issuance costs are included in interest expense in the consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of two elements: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to income or (losses) that are recorded as an element of stockholders’ equity/members’ deficit but are excluded from the Company’s net income (loss). For all periods presented, the Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments related to its foreign subsidiaries.

Foreign Currency

The functional currencies of the Company’s foreign subsidiaries are their local currencies. The assets and liabilities of the Company’s foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income (loss) in stockholders' equity/ members’ deficit.

The Company has transactions in foreign currencies other than the functional currency. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time the transactions occur. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. Foreign currency gains and losses resulting from transactions denominated in a currency other than the functional currency are included in other expense, net in the consolidated statements of operations. During the years ended December 31, 2021, 2020 and 2019, the Company recognized net foreign currency losses of $83,000, $38,000 and $89,000, respectively.

Non-Controlling Interests

The non-controlling interests balance represents the economic interests in CWAN Holdings held by Continuing Equity Owners, based on the portion of Class B and Class C common stock owned by Continuing Equity Owners. Income or loss is attributed to the non-controlling interests based on the weighted-average Class B and Class C common stock outstanding during the period. As of December 31, 2021, the non-controlling interests owned 24.7% of CWAN Holdings. The non-controlling interests' ownership percentage can fluctuate over time as Continuing Equity Owners elect to exchange Class B and Class C common stock for Class A and Class D common stock of Clearwater Analytics Holdings, Inc.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss attributable to Clearwater Analytics Holdings, Inc. for the period following the Transactions by the weighted-average number of shares of Class A and Class D common stock during the same period.

Diluted net loss per share of Class A and Class D common stock is computed by dividing net income attributable to Clearwater Analytics Holdings, Inc., adjusted for the assumed exchange of all potentially dilutive instruments for Class A and Class D common stock and shares issuable under the ESPP, by the weighted-average number of shares of Class A and Class D common stock outstanding, adjusted to give effect to potentially dilutive elements. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings per share by application of the treasury stock method or if-converted method, as applicable.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”. The amendment removes certain exceptions to the general principles in Topic 740. The guidance was effective for public companies for annual periods beginning after December 15, 2020, including interim periods therein. The Company is allowed to use the private company adoption timelines, and therefore the standard is effective for the Company for its annual period beginning January 1, 2022, and interim periods therein. Early adoption of the amendments is permitted, including adoption in any interim period for public business entities for periods for which financial statements have not yet been issued. We have adopted ASC No. 2019-12 during the third quarter of 2021, and have reflected the adjustments as of the beginning of the year, and our adoption did not have a material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs That is A Service Contract”. This update provides guidance for determining if a cloud computing arrangement is within the scope of internal-use software guidance and would require capitalization of certain implementation costs. The guidance was effective for public companies for annual periods beginning after December 15, 2019, including interim periods therein. The Company is allowed to use the private company adoption timelines, and therefore the standard was effective for the Company for its annual period beginning January 1, 2021, and interim periods therein. We adopted ASC No. 2018-15 during the first quarter of 2021, and our adoption did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

As an Emerging Growth Company, the Company has elected to defer compliance with new or revised financial accounting standards until the Company is required to comply with such standards based on adoption dates for non-issuers.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”. The new guidance requires lessees to recognize on the balance sheet the assets and liabilities for the assets and obligations created by those leases. The standard is effective for the Company beginning January 1, 2022. Early adoption is permitted. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. If an entity chooses the second option, the transition requirements for existing leases also apply to leases entered into between the date of initial application and the effective date. The entity must also recast its comparative period financial statements and provide the disclosures required by the new standard for the comparative periods. We expect to adopt the new standard on January 1, 2022 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2022.

The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We do not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to us.

We expect that this standard will have a material effect on our financial statements. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new right-of-use (“ROU”) assets and lease liabilities on our balance sheet for our real estate operating leases and co-located data center space operating leases, and providing significant new disclosures about our leasing activities.

On adoption, we currently expect to derecognize a deferred rent liability of approximately $1.6 million, and recognize a $23.0 million ROU asset and $24.6 million lease liability based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

The new standard also provides practical expedients for an entity’s ongoing accounting. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. We also currently expect to elect the practical expedient to not separate lease and non-lease components for all of our leases.

Note 3. Revenue Recognition

The Company is applying the optional exemption to not disclose transaction price allocated to the remaining performance obligations as the Company’s performance obligations are part of contracts that have an expected original duration of one year or less.

Of the total revenue recognized for the year ended December 31, 2021, $0.7 million was included in the deferred revenue balance as of December 31, 2020. Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were not material. Revenue by geography as presented in Note 12 Segment and Geographic Information is determined based on the billing address of the customer.

Note 4. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets measured at fair value as of December 31, 2021 and December 31, 2020 in accordance with the fair value hierarchy (in thousands):

	December 31, 2021
	Level I	Level II	Level III	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$248,744	$—	$—	$248,744
Total assets measured at fair value	$248,744	$—	$—	$248,744

	December 31, 2020
	Level I	Level II	Level III	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$60,886	$—	$—	$60,886
Total assets measured at fair value	$60,886	$—	$—	$60,886

During the year ended December 31, 2021 and 2020, there were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy.

Note 5. Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2021	2020
Unbilled accounts receivable	$27,086	$23,715
Billed accounts receivable	23,227	9,200
Allowance for doubtful accounts and reserves	(123)	(33)
Accounts receivable, net	$50,190	$32,882

The majority of invoices included within the unbilled accounts receivable balance are issued within the first few days of the month directly following the period of service.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$11,722	$4,141
Deferred contract costs, current portion	3,573	2,903
Other current assets	1,256	506
Prepaid expense and other current assets	$16,551	$7,550

Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Computer equipment	$13,886	$12,248
Leasehold improvements	3,045	2,965
Furniture and fixtures	1,126	818
Internally developed software	4,925	1,538
Construction in progress	—	508
Total property and equipment	22,982	18,077
Less: accumulated depreciation	(12,244)	(9,228)
Total property and equipment, net	$10,738	$8,849

Internally developed software includes $0.5 million of capitalized equity-based compensation. Depreciation expense was $3.5 million, $2.3 million and $2.0 million for the year ended December 31, 2021, 2020 and 2019, respectively. Depreciation expense includes $0.5 million of impairment losses related to abandoned in process capitalized software projects that are recorded within research and development expense in the consolidated statements of operations. We determined that these software projects would not generate future cash flows through use or disposal to a third party and, as such, the fair value as of December 31, 2021 was $0.

Other Non-current Assets

Other Non-current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid management fee to Principal Equity Owners	$4,405	$—
Long term deposits	178	112
Prepaid IT services	412	78
Deferred tax asset	675	—
Other non-current assets	$5,670	$190

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Accrued sales tax exposure	$1,444	$9,994
Accrued interest	9	2,306
Accrued bonus	8,295	4,023
Accrued vendor liabilities	4,756	2,369
Accrued benefits and retirement	4,368	2,562
Deferred revenue	795	1,420
Accrued commissions	2,350	2,371
Deferred rent	1,514	1,238
Income tax payable	771	—
Tax distributions payable	169	—
Accrued reimbursement to unitholders	—	4,880
Other current liabilities	2,561	2,626
Accrued expenses and other liabilities	$27,032	$33,789

Note 6. Credit Agreement

Previous Credit Agreement

On October 19, 2020, we entered into the Fifth Amendment to the Credit Agreement with Ares Capital Corporation and Golub Capital LLC. The agreement provided for a total term loan of $435 million and revolving line of credit of $30 million. Under the terms of the Fifth Amendment to the Credit Agreement, we were required to maintain certain customary affirmative and negative covenants, including covenants that limited our ability to, among other things, incur indebtedness, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions. We were also required to maintain compliance with a consolidated net leverage ratio. The line of credit and term note agreements also included customary events of default.

The outstanding borrowings under the Fifth Amendment to the Credit Agreement of $432.7 million were repaid in full in September 2021 in connection with the closing of the IPO. The repayment of the borrowings resulted in a loss on extinguishment of $10.3 million.

New Credit Agreement

In connection with the closing of the IPO, Clearwater Analytics, LLC (the “Borrower”) has entered into a new credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., that included a $55 million term loan facility (the “New Term Loan”) and a $125 million revolving facility (the “Revolving Facility”). The New Term Loan and Revolving Facility will be used for working capital and other general corporate purposes (including acquisitions permitted under the New Credit Agreement).

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

Future maturities of debt as of December 31, 2021 are as follows:

For the year ending December 31,
2022	$2,750
2023	2,750
2024	2,750
2025	2,750
2026	43,313
Thereafter	—
Total principal debt	54,313
Unamortized loan costs	(406)
Net carrying amount	$53,907

Note 7. Employee Retirement Plan

The Company’s U.S. 401K and international retirement plans are defined contribution plans (“the Plans”) that are available to employees that meet certain eligibility requirements. Company cash contributions to the Plans are based on a percentage of employee contributions subject to an annual limitation. The Company reserves the right to amend the Plans at any time.

The Company made contributions of $4.5 million, $3.4 million, and $2.7 million during the year ended December 31, 2021, 2020 and 2019, respectively.

Note 8. Commitments and Contingencies

Operating Leases

The Company leases office space for its headquarters in Boise, Idaho, sales offices in New York City, McLean, Washington D.C. metropolitan area, Seattle, Washington, London, U.K., Paris, France, Frankfurt, Germany, and Singapore, and client service offices in Edinburgh, U.K. and Noida, India under non-cancelable operating leases.

The Boise, Idaho headquarters office has a 10-year lease with two optional 5-year renewal periods. Annual payments are $2.1 million, with a 2% annual increase. The other sales and client service offices have annual payments of $1.8 million a year, some of which have contractual annual increases.

The following is a schedule of future minimum lease payments under the Company’s non-cancellable leases as of December 31, 2021 (in thousands):

For the year ending December 31,
2022	$3,927
2023	3,843
2024	3,649
2025	3,434
2026	3,007
Thereafter	809
Total minimum lease payments	$18,669

Rent expense was $3.9 million, $3.4 million and $2.9 million for the year ended December 31, 2021, 2020 and 2019, respectively.

Purchase Obligations

The Company has future minimum purchase obligations under arrangements with third parties who provide hosting infrastructure services, cloud services, and SaaS accounting solutions.

The following is a schedule of future minimum purchase obligations as of December 31, 2021 (in thousands):

For the year ending December 31,
2022	$13,194
2023	12,363
2024	5,463
2025	1,007
2026	243
Total future purchase obligations	$32,270

Note 9. Non-controlling Interest

In connection with the Transactions, the Company became the sole managing member of CWAN Holdings, and has the sole voting interest in, and control of the management of, CWAN Holdings. As a result, the Company consolidates the financial results of CWAN Holdings. The non-controlling interest on our consolidated balance sheet relates to the interests of CWAN Holdings held by the Continuing Equity Owners. Following the completion of the Transactions and IPO, and as of December 31, 2021, the Company owns 75.3% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class B and Class C common stock own the remaining 24.7% of the interests in CWAN Holdings. The ownership of the LLC interests is summarized as follows:

	December 31, 2021
	Shares	Ownership %
Clearwater Analytics Holdings, Inc. interest in CWAN Holdings	178,032,643	75.3%
Continuing Equity Owners' interest in CWAN Holdings	58,528,697	24.7%
	236,561,340	100.0%

Note 10. Loss Per Share

The following tables set forth reconciliations of the numerators and denominators used to compute basic and diluted loss per share of Class A and Class D common stock for the year ended December 31, 2021. The basic and diluted loss per share period for the year ended December 31, 2021, represents only the period from September 24, 2021 to December 31, 2021, which represents the period wherein we had outstanding Class A and Class D common stock (in thousands, except per share amounts):

Year Ended December 31, 2021
Numerator:
Net loss	$(8,094)
Less: Net income attributable to CWAN Holdings prior to the Transactions	2,829
Less: Net loss attributable to non-controlling interests subsequent to the Transactions	(2,710)
Net loss attributable to Clearwater Analytics Holdings, Inc. - basic	(8,213)
Reallocation of net loss attributable to non-controlling interests after the Transactions from the assumed exchange of Class B and Class C stock for Class A and Class D stock	(2,710)
Net loss attributable to Clearwater Analytics Holdings, Inc. - diluted	$(10,923)

The following table sets forth the computation of basic and diluted net loss per share of Class A and Class D common stock (in thousands, except per share amounts):

	Year Ended December 31, 2021
	Class A	Class D
Basic net income (loss) attributable to Class A and Class D common stockholders
Numerator:
Allocation of net loss attributable to Clearwater Analytics, Inc.	$(2,200)	$(6,013)
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	47,596,752	130,083,755
Basic net loss per share attributable to Class A and Class D common stockholders	$(0.05)	$(0.05)

	Year Ended December 31, 2021
	Class A	Class D
Diluted net income (loss) attributable to Class A and Class D common stockholders
Numerator:
Undistributed earnings for basic computation	$(2,200)	$(6,013)
Reallocation of losses as a result of conversion of Class B to Class A shares and conversion Class C to Class D shares	(517)	(2,193)
Reallocation of losses as a result of conversion of Class D to Class A shares	(8,206)
Allocation of undistributed loss	$(10,923)	$(8,206)

Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	47,596,752	130,083,755
Conversion of Class B stock to Class A stock, and conversion of Class C stock to Class D stock	11,151,110	47,377,587
Conversion of Class D to Class A common shares outstanding	177,461,342	—
Weighted average number of shares of Class A and Class D common stock outstanding - diluted	236,209,204	177,461,342
Diluted net loss per share attributable to Class A and Class D common stockholders	$(0.05)	$(0.05)

Shares of the Company's Class B and Class C common stock do not participate in the earnings or losses of Clearwater Analytics Holdings, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.

During the period from September 24, 2021 through December 31, 2021, the Company incurred net losses and, therefore, the effect of the Company’s potentially dilutive securities were not included in the calculation of diluted loss per share as the effect would be anti-dilutive. The following table contains share/unit total with a potentially dilutive impact:

Year Ended December 31, 2021
Stock options of Clearwater Analytics Holdings, Inc.	22,315,171
RSUs of Clearwater Analytics Holdings, Inc.	6,070,668
Employee stock purchase plans	262,139
Total	28,647,978

Note 11. Equity-Based Compensation

In September 2021, the Board of Directors of the Company (the “Board”) adopted the Clearwater Analytics Holdings, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”), pursuant to which employees, consultants and directors of our company and our affiliates performing services for us, including our executive officers, are eligible to receive awards. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of our shareholders. A total of 45,369,737 shares of common stock are authorized for issuance under the 2021 Plan. In connection with the approval of the 2021 Plan, the 2017 Equity Incentive Plan (the “2017 Plan”) was terminated and all outstanding stock options and RSUs were transferred to the 2021 Plan.

Options

The following table summarizes the stock option activity for the year ended December 31, 2021, 2020 and 2019 (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2018	13,093,333	$4.52	9.25	$16,014
Granted	4,566,250	5.72
Exercised	(648,333)	4.00		753
Forfeited	(1,170,000)	4.60
Balance - December 31, 2019	15,841,250	$4.88	8.55	$2,770
Granted	6,626,178	5.12
Exercised	(6,796,126)	4.24		54,747
Forfeited	(778,130)	4.24
Balance - December 31, 2020	14,893,172	$4.60	9.19	$116,029
Granted	10,303,307	13.49
Exercised	(1,124,740)	4.35		16,346
Forfeited	(1,756,568)	7.23
Balance - December 31, 2021	22,315,171	$8.52	6.25	$322,877
Options exercisable - December 31, 2021	8,958,151	$4.74	6.94	$163,401
Options vested and expected to vest - December 31, 2021	22,315,171	$8.52	6.25	$369,719

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2021, 2020 and 2019 was $5.11 per share, $1.60 per share and $1.88 per share, respectively.

The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company's common stock as of the respective period-end dates.

As of December 31, 2021, the total unrecognized compensation expense related to unvested options was $76.8 million, which is expected to be recognized over a weighted average period of 3.0 years.

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

In October 2020, in conjunction with the recapitalization transaction described in Note 14, the Company accelerated the vesting on 4,150,845 options for 27 employees. The total incremental expense associated with the acceleration was $18.8 million, recognized on the date of modification. The option awards subject to acceleration were accounted for as modified awards due to the change in the vesting period of existing awards.

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

RSUs

During June 2021, the Company began to grant RSUs to employees. The summary of RSU activity is as follows (in thousands, except per share data):

	Units Activity	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2020	—	$—	$—
Granted	6,162,095	17.84
Released	—	—	—
Cancelled	(91,427)	—	—
Unvested units as of December 31, 2021	6,070,668		$138,958

The aggregate intrinsic value disclosed in the above table is based on the closing stock price on the NYSE on December 31, 2021.

As of December 31, 2021, there was $98.7 million of unrecognized equity-based compensation expense related to RSUs, which is expected to be recognized over a weighted period of 3.4 years.

In general, RSUs are either subject to time-based vesting conditions, or both time based vesting conditions and performance-based vesting, in each case based on continuous employment of the employee.

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

Determination of Fair Value

The Company estimated the fair value of each stock option awarded on the date of grant using the Black-Scholes option-pricing model utilizing the assumptions noted below:

Fair Value of Units – prior to the IPO, the fair value of the common stock underlying the equity-based awards was determined by the Company’s Board of Directors, with input from management and third-party valuations. Subsequent to the IPO, the fair value of the common stock underlying equity-awards was determined using the closing price on the date of the award being granted.

Expected Term – the expected term represents the period that the awards are expected to be outstanding. The Company issues “plain vanilla,” awards and the Company determines the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the equity-based awards.

Expected Volatility – We estimated the stock price volatility based on the volatility of a set of publicly traded comparable companies with a look back period consistent with the expected life.

Risk-Free Interest Rate – the risk-free interest rate is calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that approximate the expected term of the equity-based awards.

Dividend Rate – the dividend yield assumption is zero. Although the Company made a special one-time dividend in conjunction with the recapitalization transaction, the Company has no history of making regular dividends, nor plans to make future dividend payments.

The following assumptions were used to calculate the fair value of stock options granted to employees on the date of grant using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2021	2020	2019
Weighted-average grant-date fair value per option	$5.11	$1.60	$1.88
Fair value of units	$12.40 - $23.89	$4.40 - $12.40	$5.04 - $5.76
Expected term (in years)	6.00 - 6.25	6.25	6.5
Expected volatility	40%-42%	30%	30%
Risk-free interest rates	0.6 - 1.3%	0.4 - 1.7%	1.7 - 2.5%

In addition to the Black-Scholes assumptions discussed immediately above, the forfeiture rate may also have a significant impact on the related equity-based compensation. The forfeiture of options and RSUs is recognized as forfeitures occur.

In the period subsequent to the IPO, the Company estimated the fair value of each RSU awarded using the closing price on the date of the award being granted.

Employee Stock Purchase Plan

In September 2021, the Board adopted the Clearwater Analytics Holdings, Inc. 2021 Employee Stock Purchase Plan. A total of 3,472,178 shares of Class A common stock were initially reserved for issuance under the ESPP. The number of shares of Class A common stock available for issuance under the ESPP will be increased on the first day of each calendar year beginning in 2022 and ending in and including 2031, by an amount equal to the lessor of (i) 1.0% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as is determined by our Board. As of December 31, 2021, a total of 3,472,178 shares of Class A common stock were available for issuance under the ESPP. The offering periods are scheduled to start on June 1 and December 1 of each year.

Eligible employees may purchase the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee's payroll deductions under the ESPP are limited to 10% of the employee's compensation and an employee may not purchase more than $25,000 of stock during a calendar year.

As of December 31, 2021, no shares were issuable to employees based on contribution elections made under the ESPP as the first offering period will end on May 31, 2022. As of December 31, 2021, total unrecognized equity-based compensation costs were $1.1 million, which is expected to be recognized over a weighted average period of 0.4 years.

ESPP payroll contributions accrued at December 31, 2021 totaled $0.4 million and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will reclassified to stockholders' equity at the end of the offering period.

The fair value of the purchase right for the ESPP is estimated on the date of grant using the Black-Scholes model with the following assumptions for the year ended December 31, 2021:

Year Ended December 31, 2021
Expected volatility	35%
Risk-free interest rate	0.1%
Expected term (years)	0.5

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

The following table presents the Company’s revenue disaggregated by geography, based on billing address of the customer (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$229,482	$183,745	$152,112
Rest of World	22,540	19,477	15,889
Total revenue	$252,022	$203,222	$168,001

Note 13. Income Taxes

As a result of the IPO, Clearwater Analytics Holdings, Inc. owns a portion of CWAN Holdings, which contains all operations of the business and is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, CWAN Holdings is generally not subject to U.S. federal, state, and local income taxes. Any taxable income or loss generated by CWAN Holdings is passed through to and included in the taxable income or loss of its members in accordance with the terms of the operating agreement of CWAN Holdings. Before the IPO, the majority of CWAN Holdings’ income was passed through to its members and nontaxable to the entity. CWAN Holdings’ international wholly-owned subsidiaries are subject to taxes in foreign jurisdictions.

Clearwater Analytics Holdings, Inc. is taxed as a corporation and pays corporate federal, state, and local taxes on income allocated to it from CWAN Holdings based on Clearwater Analytics Holdings, Inc.’s economic interest held in CWAN Holdings. While the Company consolidates CWAN Holdings for financial reporting purposes, the Company will not be taxed on the earnings attributed to the non-controlling interests. As a result, the income tax burden on the earnings taxed on the non-controlling interests is not reported by the Company in its consolidated financial statements.

The components of the net income (loss) before the provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(11,117)	$(46,789)	$6,975
Foreign	3,510	3,461	830
Total	$(7,607)	$(43,328)	$7,805

The provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Federal	$—	$—	$—
State	111	29	(68)
International	1,055	873	141
Total current income tax expense	$1,166	$902	$73

Federal	—	—	—
State	(13)	—	—
International	(666)	—	—
Total deferred income tax expense	$(679)	$—	$—

Total provision for income taxes	$487	$902	$73

The provision for income taxes differs from the amount computed by applying the statutory federal rate as follows (in thousands, except percentages):

	Year Ended December 31,
	2021	2020	2019
Tax at federal statutory rate	$(1,597)	$(9,099)	$1,639
Non-controlling interest and nontaxable income	643	9,825	(1,455)
State taxes	(1,935)	29	(68)
Foreign rate differential	54	(12)	(8)
Equity-based compensation	(1,746)	—	—
Permanent items	788	—	—
Tax credits	(55)	—	—
Valuation allowance	4,652	—	—
Other	(317)	159	(36)

Total	$487	$902	$73
Effective tax rate	(6.4%)	11.6%	(0.2%)

Our tax rate is affected primarily by the recognition of a valuation allowance and the portion of income and expense allocated to the non-controlling interest. It is also affected by discrete items that may occur in any given year, such as deductions for gains upon exercise of stock options or vesting of RSUs.

Deferred income taxes result from differences in the recognition of amounts for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of our deferred income tax assets are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Investment in Partnership	$311,858	$—
Net operating loss carryforwards and tax credits	75,931	—
Equity-based compensation	7,935	—
Other	186	—

Total deferred tax assets	$395,910	$—
Valuation Allowance	(395,220)	—
Net deferred tax asset	$690	$—

Other	(15)	—

Total deferred tax liabilities	(15)	—

Net deferred tax asset	$675	$—

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the year ended December 31, 2021, we believe that it is more likely than not that the tax benefits of the U.S. losses incurred may not be realized. Accordingly, we have recorded a full valuation allowance against the tax benefits of the U.S. losses incurred. We intend to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. The valuation allowance increased $395 million during the year ended December 31, 2021 and was primarily attributable to tax basis step ups and other tax benefits obtained in the Transactions.

As of December 31, 2021, we had net operating loss carryforwards of approximately $226 million for federal income tax purposes, a small portion of which will begin to expire in 2036 if unused. We had net operating loss carryforwards of approximately $322 million for state income tax purposes, which will begin to expire in the year 2025 if unused.

As of December 31, 2021, we also had research and development credit carryforwards of approximately $1.9 million for federal income tax and $400,000 for state income tax purposes. The research and development tax credits will begin to expire in 2036 and 2034 for federal and state purposes, respectively, if unused.

The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Internal Revenue Code of 1986 and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. We have completed a Section 382 review and determined that none of our operating losses will expire solely due to Section 382 limitation(s).

We indefinitely reinvest earnings from our foreign subsidiaries and therefore no deferred tax liability has been recognized on the basis difference created by such earnings. We have not provided foreign withholding taxes for any undistributed earnings of our foreign subsidiaries.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance - Beginning of Year	$—	$—	$—
Increases related to current year's tax positions	89	—	—
Increases related to organizational transactions	3,455
Increases related to prior year's tax positions	3	—	—
Increases related to exchanges	1
Balance - End of Year	$3,548	$—	$—

None of the tax benefits included in the balance of unrecognized tax benefits as of December 31, 2021 would affect the effective tax rate if recognized.

We recognize interest and penalties related to unrecognized tax benefits as income tax expense. During the year ended December 31, 2021, 2020, and 2019, we did not recognize any interest and penalties for income taxes.

We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. As of December 31, 2021, all of the years remain open to examination by the federal and state tax authorities for three or four years from the tax year in which net operating losses or tax credits are utilized. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. Although the timing of the resolution, settlement, and closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.

On March 11, 2021, the American Rescue Plan Act of 2021 (“American Rescue Plan Act”) was passed into law and amended portions of relevant tax laws. The American Rescue Plan Act did not have a significant impact on the provision for income taxes for the year ended December 31, 2021.

Tax Receivable Agreement (“TRA”) Liability

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

The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. As a result of the IPO, the potential future tax benefits are estimated to be $360 million, of which $306 million is estimated to be the associated TRA liability.

As noted above, the Company evaluated the realizability of its U.S. deferred tax assets and has recorded a full valuation against those benefits. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of December 31, 2021.

As non-controlling interest holders exercise their right to exchange their units in CWAN Holdings, a TRA liability may be recorded based on 85% of the estimated future tax benefits that the Company may realize as a result of increases in the tax basis of CWAN Holdings. The amount of the increase in the tax basis, the related estimated tax benefits, and the related TRA liability to be recorded will depend on the price of the Company’s Class A stock at the time of the relevant redemption or exchange.

TRA Bonus Agreements

In connection with the execution of the TRA agreement, the Company also entered into the “TRA Bonus Agreements” with certain executive officers. Under the terms of TRA Bonus Agreements, certain executive officers are eligible to receive a cash bonus payment (the “TRA Bonus”) pursuant to payments under the TRA agreement. As the Company has determined that payments to TRA holders are not probable and no TRA liability has been recorded as of December 31, 2021, no liability has been recorded for the TRA Bonus.

14. Recapitalization

On November 2, 2020, the Company completed a recapitalization transaction on behalf of existing unitholders. The transaction allowed existing unitholders to sell their units to new investors. In addition, option holders were offered the opportunity to exercise and sell a portion of their vested options, which were accelerated in certain cases (See Note 11, Equity-Based Compensation – Modification of option awards). In total 132,658,542 units transferred ownership. After completion of the recapitalization transaction, entities ultimately controlled by WCAS maintained a majority interest in and control of the Company.

In connection with the transaction, selling unitholders contributed $49.0 million for bonuses paid to employees and related payroll taxes in 2020. These amounts have been recorded as an expense in the recapitalization compensation expenses category within the consolidated statement of operations and as a contribution in stockholders' equity/ members’ deficit. The bonuses relate to employees from departments which have historically been recorded as expenses in the below categories in the consolidated statements of operations:

Year Ended December 31, 2020
Cost of revenue	$6,205
Research and development	8,891
Sales and marketing	7,951
General and administrative	25,951
Total recapitalization compensation	$48,998

As of December 31, 2020, the Company calculated the actual costs incurred with the recapitalization compensation expenses and accrued $4.9 million to be reimbursed to unitholders as an excess contribution. The amounts were reimbursed in 2021.

Note 15. Transactions with Related Parties

During January 2021, the Company paid $9.6 million in relation to management fees to Principal Equity Owners which is recorded as prepaid management fees within prepaid expenses and other current assets and non-current assets. The prepaid management fees are being amortized over four years. In the year ended December 31, 2021, 2020, and 2019 the Company recognized a management fee to Principal Equity Owners of $2.4 million, $1.6 million and $1.9 million, respectively.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

This report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. In addition, because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 in connection with the solicitation of proxies for the Company’s 2022 annual meeting of shareholders (the “2022 Proxy Statement”), and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Equity compensation plans information as of December 31, 2021 follows:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1):
2021 Omnibus Incentive Plan	28,385,839(2)	$8.52	16,401,099(4)
2021 Employee Stock Purchase Plan	—	N/A	3,472,178(5)
Total	28,385,839		19,873,277

(1) We have two equity compensation plans that have been approved by our stockholders: the 2021 Omnibus Incentive Plan and the 2021 Employee Stock Purchase Plan (the "ESPP").
(2) Consists of 22,315,171 shares of Class A common stock issuable upon the exercise of stock options, and 6,070,668 shares of our Class A common stock issuable upon the settlement of RSUs.
(3) The weighted average exercise price relates only to stock options.

(4) Consists of shares of our Class A common stock available for future stock-based awards under our 2021 Omnibus Incentive Plan which may include the grant of stock options, stock appreciation rights, restricted stock, restricted stock units ("RSUs"), bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards. The number of shares remaining available will be increased on the first day of each fiscal year during the term of the 2021 Plan commencing with the 2022 fiscal year by 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or a lessor amount determined by the Board.

(5) The number of shares remaining available under the 2021 ESPP will be increased on the first day of each calendar year beginning in 2022 and ending in and including 2031, by an amount equal to the lessor of (i) 1.0% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as identified by our Board.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
The following documents are filed as a part of this Annual Report on Form 10-K:
(1)
All Financial Statements: Our Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2)
Financial Statement Schedules: All other schedules have been omitted as the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.
(3)
Exhibits: Except as otherwise noted below, the exhibits listed below in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibits filed or furnished herewith are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Certificate of Incorporation of Clearwater analytics Holdings, Inc., dated September 27, 2021	8-K filed September 28, 2021	001-40838	3.1
3.2	Amended and Restated Bylaws of Clearwater Analytics Holdings, Inc., dated September 27, 2021			3.2
10.1	Registration Rights Agreement, dated September 28, 2021, by and among Clearwater Analytics Holdings, Inc. and certain holders identified therein	8-K filed September 28, 2021	001-40838	10.1
10.2	Stockholders Agreement, dated as of September 28, 2021, by and among Clearwater Analytics Holdings, Inc. and the Principal Equity Owners	8-K filed September 28, 2021	001-40838	10.2
10.3	Tax Receivable Agreement, dated as of September 28, 2021, by and among Clearwater Analytics Holdings, Inc., CWAN Holdings, LLC and the other parties thereto	8-K filed September 28, 2021	001-40838	10.3
10.4	Third and Amended Restated Limited Liability Company Agreement of CWAN Holdings, LLC, dated as of September 28, 2021, by and among CWAN Holdings, LLC and the other parties thereto	8-K filed September 28, 2021	001-40838	10.4
10.5	Credit Agreement, dated as of September 28, 2021, by and among Clearwater Analytics, LLC, as borrower, CWAN Acquisition, LLC, as holdings, the lenders party thereto and JPMorgan Chase Bank, N.A, as administrative agent, collateral agent and revolver agent	8-K filed September 28, 2021	001-40838	10.5
10.6#	Form of Tax Receivable Agreement Bonus Letter	8-K filed September 28, 2021	001-40838	10.6
10.7#	Form of 2021 Employee Stock Purchase Plan	S-1/A filed September 21, 2021	333-259155	10.1
10.8#	Form of Omnibus Incentive Plan	S-1/A filed September 21, 2021	333-259155	10.5
10.9#	Form of Director and Officer Indemnification Agreement	S-1/A filed September 21. 2021	333-259155	10.6
10.10#	Employment Agreement by and between Sandeep Sahai and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.13
10.11#	Employment Agreement by and between James S. Cox Jr. and Clearwater Analytics, LLC. and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.14
10.12#	Employment Agreement by and between Scott Erickson and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.15
10.13#	Employment Agreement by and between James Price and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.16
10.14	Form of Notice of Amendment to Option Agreement (2017 Equity Incentive Plan)	S-1/A filed September 21, 2021	333-259155	10.19
23.1*	Consent of KPMG LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

# Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March 2022.

Clearwater Analytics Holdings, Inc.

Date: March 16, 2022	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sandeep Sahai	Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2022
Sandeep Sahai

/s/ Jim Cox	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2022
Jim Cox

/s/ Eric Lee	Director and Chairman of the Board of Directors	March 16, 2022
Eric Lee

/s/ Jacques Aigrain	Director	March 16, 2022
Jacques Aigrain

/s/ Kathleen A. Corbet	Director	March 16, 2022
Kathleen A. Corbet

/s/ Cary Davis	Director	March 16, 2022
Cary Davis

/s/ Anthony J. de Nicola	Director	March 16, 2022
Anthony J. de Nicola

/s/ Christopher Hooper	Director	March 16, 2022
Christopher Hooper

/s/ Marcus Ryu	Director	March 16, 2022
Marcus Ryu

/s/ Andrew Young	Director	March 16, 2022
Andrew Young