Form 10-Q
period 2022-03-31
Clearwater Analytics Holdings, Inc.
filed 2022-05-06
CIK 1866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of April 29, 2022, the number of outstanding shares of the registrant’s common stock was:

55,503,094 shares of Class A common stock.

4,502,496 shares of Class B common stock.

47,377,587 shares of Class C common stock.

130,083,755 shares of Class D common stock.

i

GLOSSARY

As used in this Quarterly Report on Form 10-Q, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise:

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
•
“Annual Report” refers to our Annual Report on Form 10-K, dated December 31, 2021 (File No. 001-40838), as filed with the SEC on March 16, 2022.
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
•
“IPO” refers to our initial public offering, which closed in September 2021.
•
“JOBS Act” means the Jumpstart Our Business Startups Act of 2012, as amended.
•
“LLC Agreement” refers to CWAN Holdings, LLC’s Third Amended and Restated Limited Liability Company Agreement.
•
“LLC Interests” refers to the common units of CWAN Holdings, LLC, including those that we purchased with a portion of the net proceeds from the IPO.
•
“New Credit Agreement” refers to a new credit agreement which Clearwater Analytics, LLC entered into with JPMorgan Chase Bank, N.A. on September 28, 2021 in connection with the closing of the IPO.
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
•
“Previous Credit Agreement” refers to the Fifth Amendment to the Credit Agreement which Clearwater Analytics, LLC entered into with Ares Capital Corporation and Golub Capital LLC in October 2020. The outstanding borrowings under the Fifth Amendment to Credit Agreement were repaid in full in September 2021 in connection with the closing of the IPO.
•
“Principal Equity Owners” refers to Welsh Carson, Warburg Pincus, Permira and their respective affiliates and Permitted Transferees.
•
“SaaS” refers to Software-as-a-Service.

•
“SEC” refers to the Securities and Exchange Commission.
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
•
“Transactions” refers to the organizational transactions described under “Transactions” in Note 1 to our unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.
•
“Up-C” refers to the Company’s umbrella partnership-C-corporation organizational structure. See Note 1 “Organization and Description of Business” to our unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.
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
•
provisions in our certificate of incorporation and bylaws, may have the effect of delaying or preventing a change of control or changes in our management; and
•
those described in the section titled “Risk Factors” in Annual Report and in periodic reports that we file with the SEC, and our reports to shareholders. These filings are available at www.sec.gov and on our website.

Given these uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q and should not be relied upon as representing Clearwater's expectations or beliefs as of any date subsequent to the time they are made. Clearwater does not undertake to and specifically declines any obligation to update any forward-looking statements that may be made from time to time by or on behalf of Clearwater.

You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in our Annual Report.

v

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Clearwater Analytics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts, unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$263,674	$254,597
Accounts receivable, net	53,179	50,190
Prepaid expenses and other current assets	17,765	16,551
Total current assets	334,618	321,338
Property and equipment, net	11,854	10,738
Operating lease right-of-use assets, net	23,183	—
Deferred contract costs, non-current	5,331	5,687
Debt issuance costs - line of credit	874	922
Other non-current assets	5,748	5,670
Total assets	$381,608	$344,355
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$967	$1,416
Accrued expenses and other current liabilities	18,822	27,032
Notes payable, current portion	2,750	2,750
Operating lease liability, current portion	5,285	—
Total current liabilities	27,824	31,198
Notes payable, less current maturities and unamortized debt issuance costs	50,491	51,157
Operating lease liability, less current portion	19,400	—
Other long-term liabilities	129	132
Total liabilities	97,844	82,487
Stockholders' Equity
Class A common stock, par value $0.001 per share; 1,500,000,000 shares authorized, 55,450,149 shares issued and outstanding as of March 31, 2022, 47,948,888 shares issued and outstanding as of December 31, 2021	55	48
Class B common stock, par value $0.001 per share; 500,000,000 shares authorized, 4,507,496 shares issued and outstanding as of March 31, 2022, 11,151,110 shares issued and outstanding as of December 31, 2021	5	11
Class C common stock, par value $0.001 per share; 500,000,000 shares authorized, 47,377,587 shares issued and outstanding	47	47
Class D common stock, par value $0.001 per share; 500,000,000 shares authorized, 130,083,755 shares issued and outstanding	130	130
Additional paid-in-capital	404,884	388,591
Accumulated other comprehensive loss	(260)	(34)
Accumulated Deficit	(183,180)	(191,926)
Total stockholders' equity attributable to Clearwater Analytics Holdings, Inc.	221,681	196,867
Non-controlling interests	62,083	65,001
Total stockholders' equity	283,764	261,868
Total liabilities and Stockholders' Equity	$381,608	$344,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$70,778	$56,894
Cost of revenue(2)	21,172	14,322
Gross profit	49,606	42,572
Operating expenses:
Research and development(2)	21,294	15,836
Sales and marketing(2)	11,993	7,211
General and administrative(2)	15,040	7,543
Total operating expenses	48,327	30,590
Income from operations	1,279	11,982
Interest expense, net	429	8,449
Other expense, net	85	78
Income before provision for income taxes	765	3,455
Provision for income taxes	237	44
Net income	528	3,411
Less: Net income attributable to non-controlling interests	130	—
Net income attributable to Clearwater Analytics Holdings, Inc.	$398	$—

Net income per share attributable to Class A and Class D common stock (Note 8)(1):
Basic and diluted	$0.00	NMF

Weighted average shares of Class A and Class D common stock outstanding:
Basic	178,517,480	NMF
Diluted	246,916,663	NMF

NMF - not meaningful

(1)
Basic and diluted net income per share of Class A and Class D common stock is applicable only for the periods after the IPO and related transactions (as defined in Note 1 to the Unaudited Condensed Consolidated Financial Statements). See Note 8 for the number of shares used in the computation of net income per share of Class A and Class D common stock and the basis for the computation of net income per share.
(2)
Amounts include equity-based compensation as follows:

Cost of revenue	$2,311	$523
Operating expenses:
Research and development	4,305	1,652
Sales and marketing	3,296	832
General and administrative	5,964	1,858
Total equity-based compensation expense	$15,876	$4,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$528	$3,411
Other comprehensive income, net of taxes:
Foreign currency translation adjustment	(300)	21
Comprehensive income	$228	$3,432
Less: Comprehensive income attributable to non-controlling interests	56	—
Comprehensive loss attributable to Clearwater Analytics Holdings, Inc.	$172	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity (Deficit)

(In thousands, except per share amounts, unaudited)

	Clearwater Analytics Holdings, Inc. Stockholders' Equity
	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2021	47,948,888	$48	11,151,110	$11	47,377,587	$47	130,083,755	$130	$388,591	$(34)	$(191,926)	$65,001	$261,868
Exercise of options to purchase common stock	857,647	1	—	—	—	—	—	—	4,226	—	—	1,387	5,613
Equity-based compensation	—	—	—	—	—	—	—	—	12,067	—	—	3,960	16,028
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(226)	—	(74)	(300)
Net income	—	—	—	—	—	—	—	—	—	—	398	130	528
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	27	27
Effect of LLC unit exchanges	6,643,614	7	(6,643,614)	(7)	—	—	—	—	—	—	8,348	(8,348)	—
Balance at March 31, 2022	55,450,149	$55	4,507,496	$5	47,377,587	$47	130,083,755	$130	$404,884	$(260)	$(183,180)	$62,083	$283,764

		Clearwater Analytics Holdings, Inc. Stockholders' Equity
	CWAN Holdings, LLC (Prior to Transactions) Members' Deficit	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total members' deficit
Balance at December 31, 2020	$(245,806)	—	—	—	—	—	—	—	—	$(98,860)	$58	—	—	$(344,608)
Issuance of common units	—	—	—	—	—	—	—	—	—	1,560	—	—	—	1,560
Repurchase of common units	—	—	—	—	—	—	—	—	—	(626)	—	—	—	(626)
Options withheld for minimum tax obligations for net unit settlement	—	—	—	—	—	—	—	—	—	(587)	—	—	—	(587)
Equity-based compensation	—	—	—	—	—	—	—	—	—	4,865	—	—	—	4,865
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	21	—	—	21
Net income	3,411	—	—	—	—	—	—	—	—	—	—	—	—	3,411
Balance at March 31, 2021	$(242,395)	—	—	—	—	—	—	—	—	$(93,648)	$79	—	$57,436	$(335,964)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$528	$3,411
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	959	677
Operating lease expense	1,540	—
Equity-based compensation	15,876	4,865
Amortization of deferred contract acquisition costs	965	727
Amortization of debt issuance costs, included in interest expense	69	470
Deferred tax expense	24	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,989)	(8,594)
Prepaid expenses and other assets	(1,113)	(10,471)
Deferred commissions	(811)	(359)
Accounts payable	(345)	(576)
Accrued expenses and other liabilities	(7,787)	(8,518)
Net cash provided by (used in) operating activities	6,916	(18,368)
INVESTING ACTIVITIES
Purchases of property and equipment	(2,227)	(1,310)
Net cash used in investing activities	(2,227)	(1,310)
FINANCING ACTIVITIES
Proceeds from issuance of common units	—	1,560
Proceeds from exercise of options	5,613	—
Minimum tax withholding paid on behalf of employees for net unit settlement	—	(587)
Repurchase of common units	—	(626)
Repayments of borrowings	(687)	(769)
Payment of costs associated with offering	(214)	—
Net cash provided by (used in) financing activities	4,712	(422)
Effect of exchange rate changes on cash and cash equivalents	(324)	(50)
Net change in cash and cash equivalents during the period	9,077	(20,150)
Cash and cash equivalents, beginning of period	254,597	61,088
Cash and cash equivalents, end of period	$263,674	$40,938
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$268	$7,863
Cash paid for income taxes	$370	$41
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment included in accounts payable and accrued expense	$—	$120
Tax distributions included in accrued expenses	$11	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1. Organization and Description of Business

Clearwater Analytics Holdings, Inc. was incorporated as a Delaware corporation on May 18, 2021, as a holding company for the purpose of facilitating the IPO and other related transactions in order to carry on the business of the Company. Prior to the IPO, all business operations were conducted through Carbon Analytics Holdings, LLC, which changed its name to CWAN Holdings, LLC (“CWAN Holdings”) in connection with the IPO. Clearwater provides a SaaS solution for automated investment data aggregation, reconciliation, accounting and reporting services to insurers, investment managers, corporations, institutional investors and government entities. Following the IPO, Clearwater Analytics Holdings, Inc.'s principal asset consists of ownership of common units in CWAN Holdings. As the sole managing member of CWAN Holdings, Clearwater Analytics Holdings, Inc. operates and controls all the business operations of Clearwater. Our corporate structure following the IPO, as described above, is commonly referred to as an “Up-C” structure.

The Company headquarters are located in Boise, ID, and we operate in four offices throughout the U.S. and six offices internationally.

Initial Public Offering

On September 28, 2021, the Company completed its IPO, in which it sold 34,500,000 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $18.00 per share for net proceeds of $582.2 million, after deducting underwriting discounts of $38.8 million (but excluding other offering expenses of $5.3 million). The Company used proceeds from the IPO to (i) purchase 34,500,000 common units of CWAN Holdings (“LLC interests”); (ii) repay approximately $437.4 million of outstanding borrowings under the Previous Credit Agreement including prepayment premiums and accrued interest; (iii) pay $5.3 million of expenses related to the IPO; with the remaining proceeds intended to be used for general corporate purposes.

Transactions

In connection with the IPO, the Company completed the following organizational transactions (the “Transactions”):

•
the amendment and restatement of the limited liability company agreement of CWAN Holdings to, among other things, appoint Clearwater Analytics Holdings, Inc. as the sole managing member of CWAN Holdings and provide certain exchange and redemption rights to direct or indirect holders of interests in CWAN Holdings and/or our Class B common Stock, Class C common Stock and/or Class D common stock immediately following consummation of the Transactions, including the Principal Equity Owners, and the Continuing Equity Owners;
•
the amendment and restatement of the certificate of incorporation of Clearwater Analytics Holdings, Inc. to create Class A, B, C and D common stock;
•
the mergers of Blocker Entities into Clearwater Analytics Holdings, Inc. and the issuance of Class A common stock, Class B common stock, Class C common stock, and Class D common stock to Blocker Shareholders and the Continuing Equity Owners. Blocker Entities refers to entities affiliated with certain of the Continuing Equity Owners, each of which was a direct or indirect owner of LLC Interests in CWAN Holdings prior to the Transactions and was taxable as a corporation for U.S. federal income tax purposes, and Blocker Shareholders refers to entities affiliated with certain of the Continuing Equity Owners, each of which was an owner of one or more of the Blocker Entities prior to the Transactions, which exchanged their interests in the Blocker Entities for shares of our Class A common stock, in the case of Continuing Equity Owners other than the Principal Equity Owners, and for shares of our Class D common stock, in the case of the Principal Equity Owners, in connection with the consummation of the Transactions;
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
•
the issue of 130,083,755 shares of Class D common stock to the Principal Equity Owners, on a one-to-one basis, with the number of common units of CWAN Holdings. Holders of Class D common stock have certain voting rights and are entitled an economic interest in the Company; and
•
the execution of the Tax Receivable Agreement, by and among Clearwater Analytics Holdings, Inc., CWAN Holdings, LLC and the other parties thereto (the “Tax Receivable Agreement” or “TRA”) (Note 10).

As of March 31, 2022, the Company owns 78.1% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class B and Class C common stock own the remaining 21.9% of the interests in CWAN Holdings. The attributes of the Company's classes of common stock are summarized in the following table:

Class of Common Stock	Votes per Share	Economic Rights
Class A common stock	1	Yes
Class B common stock	1	No
Class C common stock	10	No
Class D common stock	10	Yes

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC and, in the opinion of management, reflect all normal recurring adjustments necessary for a fair presentation of results for the unaudited interim periods presented. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The results of operations for the interim period are not necessarily indicative of the results to be obtained for the full fiscal year.

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

Items subject to estimates and assumptions include the useful lives and recoverability of long-lived assets, the average period of benefit associated with deferred contract costs, allowances for doubtful accounts, sales reserves, the incremental borrowing rate applied in lease accounting, accruals for sales tax liabilities, the fair value of equity awards, tax valuation allowance and probability of making payments under the TRA, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgments about the carrying values of assets and liabilities, and measurement of revenues and expenses. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s condensed consolidated financial statements will be affected.

Significant Accounting Policies

The Company's significant accounting policies are discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed financial statements and related notes during the three months ended March 31, 2022, except as noted below.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, which provides clarification to ASU 2016-02. These ASU's (collectively, the “new lease standard”) requires lessees to recognize on the balance sheet the assets and liabilities for the assets and obligations created by those leases. The standard was effective for public companies for annual periods beginning after December 15, 2018, including interim periods therein. The Company is allowed to use the private company adoption timelines, and therefore the standard is effective for the Company for its annual period beginning January 1, 2022, and interim periods therein.

On January 1, 2022, the Company adopted ASU No. 2016-02, and its associated amendments using the modified retrospective transition method by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. There was no cumulative-effect adjustment recorded to stockholders' equity upon adoption. The Company elected the package of practical expedients permitted under the transition guidance, which allowed the Company to carry forward its historical lease classification, assessment on whether a contract was or contains a lease, and initial direct costs for leases that existed prior to January 1, 2022. The Company also elected to combine its lease and non-lease components and not recognize right-of-use (“ROU”) assets and lease liabilities for leases with an initial term of 12 months or less. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of ROU assets.

At the date of adoption, the Company derecognized a deferred rent liability of approximately $1.5 million, and recognized a $23.1 million ROU asset and $24.6 million lease liability based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

Note 3. Revenue Recognition

The Company is applying the optional exemption to not disclose transaction price allocated to the remaining performance obligations as the Company’s performance obligations are part of contracts that have an expected original duration of one year or less.

Of the total revenue recognized for the three months ended March 31, 2022, $0.2 million was included in the deferred revenue balance as of December 31, 2021. Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were not material.

The following table presents the Company’s revenue disaggregated by geography, based on billing address of the customer (in thousands):

	Three Months Ended March 31,
	2022	2021
United States	$61,777	$51,545
Rest of World	9,001	5,349
Total revenue	$70,778	$56,894

Note 4. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets measured at fair value as of March 31, 2022 and December 31, 2021 in accordance with the fair value hierarchy (in thousands):

	March 31, 2022
	Level I	Level II	Level III	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$255,373	$—	$—	$255,373
Total assets measured at fair value	$255,373	$—	$—	$255,373

	December 31, 2021
	Level I	Level II	Level III	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$248,744	$—	$—	$248,744
Total assets measured at fair value	$248,744	$—	$—	$248,744

During the three months ended March 31, 2022 and year ended December 31, 2021, there were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy.

Note 5. Supplemental Consolidated Balance Sheet Information

Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Unbilled accounts receivable	$27,049	$27,086
Billed accounts receivable	26,275	23,227
Allowance for doubtful accounts and reserves	(145)	(123)
Accounts receivable, net	$53,179	$50,190

The majority of invoices included within the unbilled accounts receivable balance are issued within the first few days of the month directly following the period of service.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid expenses	$12,843	$11,722
Deferred contract costs, current portion	3,776	3,573
Other current assets	1,146	1,256
Prepaid expense and other current assets	$17,765	$16,551

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued sales tax exposure	$979	$1,444
Accrued interest	10	9
Accrued bonus	2,562	8,295
Accrued vendor liabilities	4,373	4,756
Accrued benefits and retirement	5,093	4,368
Deferred revenue	1,658	795
Accrued commissions	1,572	2,350
Deferred rent	—	1,514
Income tax payable	709	771
Tax distributions payable	142	169
Other current liabilities	1,724	2,561
Accrued expenses and other current liabilities	$18,822	$27,032

Note 6. Leases

The Company adopted ASC 842 as of January 1, 2022. The Company leases facilities under non-cancelable operating lease agreements with varying terms that range from one to 10 years. In addition, some of these leases have renewal options for up to five years. The Company determines if an arrangement contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, and operating lease liabilities on the Company's condensed consolidated balance sheets. The Company does not have any finance leases.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent) separately from the non-lease components (e.g., common-area maintenance costs).

Rent expense was $0.9 million for the three months ended March 31, 2021, which the Company recognized on a straight-line basis over the non-cancellable lease term.

Future minimum lease payments at December 31, 2021 under the Company’s non-cancellable leases were as follows (in thousands):

2022	$3,927
2023	3,843
2024	3,649
2025	3,434
2026	3,007
Thereafter	809
Total minimum lease payments	$18,669

During the three months ended March 31, 2022, operating lease cost was $1.5 million. Variable lease cost and short-term lease cost were immaterial during the three months ended March 31, 2022. Future minimum lease payments at March 31, 2022 under the Company’s non-cancellable leases were as follows (in thousands):

2022 (remaining nine months)	$4,535
2023	5,866
2024	5,455
2025	5,196
2026	4,525
Thereafter	1,008
Total future minimum lease payments	26,585
Less: Imputed interest	(1,900)
Present value of future minimum lease payments	24,685
Less: Current portion of operating lease liability	(5,285)
Operating lease liabilities - noncurrent	$19,400

The following table presents supplemental information for the Company's non-cancellable operating leases for the three months ended March 31, 2022 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	4.66 years
Weighted average discount rate	3.33%
Cash paid for amounts included in the measurement of lease liabilities	$1,400
Noncash right-of-use assets obtained in exchange for operating lease obligations(1)	$24,522
(1)
Amount includes $23.1 million related to the adoption of ASC 842 for existing operating leases on January 1, 2022, and $1.4 million related to the Company entering into a new non-cancellable operating lease for office space in London on March 2, 2022.

Note 7. Non-controlling Interest

In connection with the Transactions, the Company became the sole managing member of CWAN Holdings, and has the sole voting interest in, and control of the management of, CWAN Holdings. As a result, the Company consolidates the financial results of CWAN Holdings. The non-controlling interest on our consolidated balance sheet relates to the interests of CWAN Holdings held by the Continuing Equity Owners. The ownership of the LLC interests is summarized as follows:

	March 31, 2022		December 31, 2021
	Shares	Ownership %	Shares	Ownership %
Clearwater Analytics Holdings, Inc. interest in CWAN Holdings	185,533,904	78.1%	178,032,643	75.3%
Continuing Equity Owners' interest in CWAN Holdings	51,885,083	21.9%	58,528,697	24.7%
	237,418,987	100.0%	236,561,340	100.0%

Note 8. Earnings Per Share

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net income per share of Class A and Class D common stock for the periods following the Transactions (in thousands, except per share amounts):

Three Months Ended March 31, 2022
Numerator:
Net income	$528
Less: Net income attributable to non-controlling interests	130
Net income attributable to Clearwater Analytics Holdings, Inc. - basic	398
Reallocation of net income attributable to non-controlling interests from the assumed exchange of Class B and Class C stock for Class A and Class D stock	130
Net income attributable to Clearwater Analytics Holdings, Inc. - diluted	$528

The following table sets forth the computation of basic and diluted net income per share of Class A and Class D common stock (in thousands, except per share amounts):

	Three Months Ended March 31, 2022
	Class A	Class D
Basic net income attributable to Class A and Class D common stockholders
Numerator:
Allocation of net income attributable to Clearwater Analytics, Inc.	$108	$290
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	48,433,725	130,083,755
Basic net income per share attributable to Class A and Class D common stockholders	$0.00	$0.00

	Three Months Ended March 31, 2022
	Class A	Class D
Diluted net income attributable to Class A and Class D common stockholders
Numerator:
Undistributed earnings for basic computation	$108	$290
Reallocation of income as a result of conversion of Class B to Class A shares and conversion Class C to Class D shares	25	105
Reallocation of income as a result of conversion of Class D to Class A shares	395	—
Allocation of undistributed income	$528	$395

Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	48,433,725	130,083,755
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Stock options of Clearwater Analytics Holdings, Inc.	8,763,651	—
RSUs of Clearwater Analytics Holdings, Inc.	1,106,835	—
Conversion of Class B stock to Class A stock, and conversion of Class C stock to Class D stock	11,151,110	47,377,587
Conversion of Class D to Class A common stock outstanding	177,461,342	—
Weighted average number of shares of Class A and Class D common stock outstanding - diluted	246,916,663	177,461,342
Diluted net income per share attributable to Class A and Class D common stockholders	$0.00	$0.00

Shares of the Company's Class B and Class C common stock do not participate in the earnings or losses of Clearwater Analytics Holdings, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.

Note 9. Equity-Based Compensation

In September 2021, the Board of Directors of the Company (the “Board”) adopted the Clearwater Analytics Holdings, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”), pursuant to which employees, consultants and directors of our Company and our affiliates performing services for us, including our executive officers, are eligible to receive awards. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of our shareholders. A total of 57,197,804 shares of common stock are authorized for issuance under the 2021 Plan. In connection with the approval of the 2021 Plan, the 2017 Equity Incentive Plan (the “2017 Plan”) was terminated and all outstanding stock options and RSUs were transferred to the 2021 Plan.

Options

The following table summarizes the stock option activity for the three months ended March 31, 2022 (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2021	22,315,171	$8.52
Granted	43,986	18.19
Exercised	(857,647)	6.54		$10,815
Forfeited	(315,203)	9.21
Balance - March 31, 2022	21,186,307	$8.61	7.83	$263,024
Options vested - March 31, 2022	9,273,109	$5.62		$142,661

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2022 was $7.74 per share. The aggregate intrinsic value as of March 31, 2022 disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price on the NYSE on March 31, 2022. As of March 31, 2022, the total unrecognized compensation expense related to unvested options was $68.2 million, which is expected to be recognized over a weighted average period of 3.3 years.

RSUs

During June 2021, the Company began to grant RSUs to employees. The summary of RSU activity is as follows (in thousands, except per share data):

	Units Activity	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2021	6,070,668	$—
Granted	941,191	21.17
Released	—	—
Cancelled	(157,523)	—
Unvested units as of March 31, 2022	6,854,336		$143,941

The aggregate intrinsic value disclosed in the above table is based on the closing stock price on the NYSE on March 31, 2022. As of March 31, 2022, there was $107.2 million of unrecognized equity-based compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 3.3 years.

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

Expected Volatility – the stock price volatility is estimated based on the volatility of a set of publicly traded comparable companies with a look back period consistent with the expected life.

Risk-Free Interest Rate – the risk-free interest rate is calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that approximate the expected term of the equity-based awards.

Dividend Rate – the dividend yield assumption is zero. Although the Company made a special one-time dividend in conjunction with the November 2020 recapitalization transaction, the Company has no history of making regular dividends, nor plans to make future dividend payments.

The following assumptions were used to calculate the fair value of options granted to employees on the date of grant using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2022	2021
Weighted-average grant date fair value per option	$7.74	$4.74
Fair value of units/ shares	$17.72 - $18.68	$12.40
Expected term (in years)	5.50	6.00 - 6.25
Expected volatility	44%	40%
Risk-free interest rates	1.8 - 2.0%	0.6-1.1%

In addition to the Black-Scholes assumptions discussed immediately above, forfeitures may also have a significant impact on the related equity-based compensation. The forfeiture of options and RSUs is recognized as forfeitures occur.

In the period subsequent to the IPO, the Company estimated the fair value of each RSU awarded using the closing price on the date of the award being granted.

Employee Stock Purchase Plan

In September 2021, the Board adopted the Clearwater Analytics Holdings, Inc. 2021 Employee Stock Purchase Plan (“ESPP”). As of January 1, 2022, a total of 5,837,791 shares of Class A common stock were available for issuance under the ESPP. The offering periods are scheduled to start on June 1 and December 1 of each year. Eligible employees may purchase the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee's payroll deductions under the ESPP are limited to 10% of the employee's compensation and an employee may not purchase more than $25,000 of stock during any calendar year in which the employee’s option to purchase stock under the ESPP is outstanding at any time.

As of March 31, 2022, no shares were issuable to employees based on contribution elections made under the ESPP as the first offering period will end on May 31, 2022. As of March 31, 2022, total unrecognized equity-based compensation costs were $0.5 million, which is expected to be recognized over a weighted average period of 0.2 years.

ESPP payroll contributions accrued at March 31, 2022 totaled $1.9 million and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.

Note 10. Income Taxes

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

Clearwater Analytics Holdings, Inc. is taxed as a corporation and pays corporate federal, state, and local taxes on income allocated to it from CWAN Holdings based on Clearwater Analytics Holdings, Inc.’s economic interest held in CWAN Holdings. While the Company consolidates CWAN Holdings for financial reporting purposes, the Company will not be taxed on the earnings attributed to the non-controlling interests. As a result, the income tax burden on the earnings taxed to the non-controlling interests is not reported by the Company in its consolidated financial statements.

Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the applicable quarter. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate may be subject to significant volatility due to several factors, including our ability to accurately predict the proportion of our pretax income in multiple jurisdictions, certain book-tax differences, and exchanges from non-controlling interests.

The following table provides details of the provision for income taxes:

	Three Months Ended March 31,
	2022	2021
Income before provision for income taxes	$765	$3,455
Provision for income taxes	237	44
Effective tax rate	31%	1.3%

For the three months ended March 31, 2022, the Company’s effective tax rate was more than the statutory rate primarily because of foreign tax expense, equity-based compensation and the valuation allowance on the U.S. deferred tax assets. In addition, the Company is not liable for income taxes on the portion of CWAN Holdings earnings that are attributable to non-controlling interests.

For the three months ended March 31, 2021, CWAN Holdings' effective tax rate was less than the statutory rate primarily because its earnings were exempt from federal corporate income taxation due to its status as a partnership.

The Company regularly monitors its uncertain tax benefits, and as of March 31, 2022, there were no material uncertain tax benefits that, if realized, would affect the estimated annual effective tax rate, nor do we expect any significant changes within the next 12 months.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence as of March 31, 2022, we believe that it is more likely than not that the tax benefits of the U.S. losses incurred may not be realized. Accordingly, we have recorded a full valuation allowance against the tax benefits of the U.S. losses incurred. We intend to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

On March 16, 2022, Idaho enacted legislation that amended portions of relevant tax laws. Due to our valuation allowance in the U.S., this legislation did not have a significant impact on the provision for income taxes for the three months ended March 31, 2022. However, we expect our blended state tax rate to decrease due to the new law.

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

In connection with the IPO and related transactions, we entered into a TRA that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of CWAN Holdings resulting from any redemptions or exchanges of CWAN Holdings units, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest and TRA bonus payments pursuant to the TRA (the “TRA Payments”). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in CWAN Holdings or the Company. The rights of each member of CWAN Holdings, that is a party to the TRA, are assignable to transferees of their respective CWAN Holdings units.

The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The future tax benefits related to ownership exchanges as of March 31, 2022 are estimated to be $362 million, of which $308 million is estimated to be the associated TRA liability.

As noted above, the Company evaluated the realizability of its U.S. deferred tax assets and has recorded a full valuation against those benefits. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability has been recorded as of March 31, 2022.

As non-controlling interest holders exercise their right to exchange their units in CWAN Holdings, a TRA liability may be recorded based on 85% of the estimated future tax benefits that the Company may realize as a result of increases in the tax basis of CWAN Holdings. The amount of the increase in the tax basis, the related estimated tax benefits, and the related TRA liability to be recorded will depend (among other things) on the price of the Company’s Class A stock at the time of the relevant redemption or exchange.

TRA Bonus Agreements

In connection with the execution of the TRA agreement, the Company also entered into the “TRA Bonus Agreements” with certain executive officers. Under the terms of TRA Bonus Agreements, certain executive officers are eligible to receive a cash bonus payment (the “TRA Bonus”) pursuant to payments under the TRA agreement. As the Company has determined that payments to TRA holders are not probable and no TRA liability has been recorded as of March 31, 2022, no liability has been recorded for the TRA Bonus.

Note 11. Transactions with Related Parties

During January 2021, the Company paid $9.6 million in relation to management fees to Principal Equity Owners which is recorded as prepaid management fees within prepaid expenses and other current assets and non-current assets. The prepaid management fees are being amortized over four years. In the three months ended March 31, 2022 and 2021, the Company recognized a management fee to Principal Equity Owners of $0.6 million and $0.6 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in the Annual Report. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and in the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” in the Annual Report.

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

•
Expanding and Retaining Relationships with Existing Clients: Our future growth is dependent upon retaining our existing clients and expanding our relationships with these clients through increases in the amount of their assets on our platform. We have enjoyed consistent gross revenue retention rates of approximately 98% over the past thirteen quarters. The consistency in revenue retention creates predictability in our business and enables us to better plan our future investments. Our relationships with our clients expands as these clients add more assets to our platform, with our net revenue retention rates (as defined below under “—Key Operating Measures”) above 105% over the past two years. Clients may add assets as a result of acquiring new clients themselves or by acquiring new businesses or simply through organic growth, which produces additional assets that they manage using our platform. We believe that our client service model and technology platform are strong contributing factors in our attractive retention rates. As such, we expect to continue to invest in both our operations and research and development functions to maintain and increase our high levels of client satisfaction, which we believe will lead to strong client retention and expansion.
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
•
Fluctuations in the Market Value of Assets on the Platform: We generally bill our clients monthly in arrears based on a basis point rate applied to our clients’ assets on our platform, which can be influenced by general economic conditions. While 78% of the assets on our platform were high-grade fixed income securities and structured products as of December 31, 2021 and therefore typically subject to low levels of volatility, the value of our clients’ assets on our platform varies on a daily basis due to changes in securities prices, cash flow needs, incremental buying and selling of assets and other strategic priorities of our clients. For these reasons, our revenue is subject to fluctuations based on economic conditions, including market conditions and the changing interest rate environment.

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

Other Expense, Net

Other expense, net consists of foreign currency gains and losses.

Provision for Income Taxes

Provision for income taxes consists of income taxes related to federal, state, and foreign jurisdictions where we conduct our business. Our effective tax rate may increase in the future as our ownership in CWAN Holdings increases via exchanges from historical partners. In addition, our discrete items may not be consistent from period to period and could cause volatility in our effective tax rate.

Key Operating Measures

We consider certain operating measures, such as annualized recurring revenue, gross retention rates and net retention rates, in measuring the performance of our business. The following table summarizes these operating measures for the dates presented:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except percentages)
Annualized recurring revenue	$287,137	$232,467
Gross revenue retention rate	98%	98%
Net revenue retention rate	107%	110%

Annualized Recurring Revenue

Annualized recurring revenue is calculated at the end of a period by dividing the recurring revenue in the last month of such period by the number of days in the month and multiplying by 365.

Because a substantial majority of the assets on our platform typically have low levels of volatility with respect to their market value, the growth in annualized recurring revenue is generally not attributable to the fluctuating market value of the assets on our platform. Rather, the growth in annualized recurring revenue is due to an increase in the number of clients using our offering as well as from onboarding more assets of our existing clients onto our platform.

Annualized recurring revenue increased 24% on account of growth in our client base as we brought new clients onto our platform and also added additional assets onto our platform from existing clients.

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

Gross revenue retention rates have remained consistent at approximately 98% since 2019. We believe the consistent and high gross revenue retention rate is a testament to the value proposition that our leading solution offers.

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

Net revenue retention rate as of March 31, 2022 decreased compared to net revenue retention rate as of March 31, 2021 due to slower asset growth from acquisitions within our insurance client base and decreased pricing of our clients’ fixed income securities. This decrease was partially offset by increased asset growth in our asset management and EMEA clients as of March 31, 2022 relative to March 31, 2021.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are supplemental performance measures that our management uses to assess our operating performance. We define Adjusted EBITDA as net income plus (i) interest expense, net, (ii) depreciation and amortization expense, (iii) equity-based compensation, and (iv) other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA (as defined above) divided by revenue.

The following tables reconcile net income to Adjusted EBITDA and include amounts expressed as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2022		2021
	(in thousands, except percentages)
Net income	$528	1%	$3,411	6%
Adjustments:
Interest expense, net	429	1%	8,449	15%
Depreciation and amortization	959	1%	677	1%
Equity-based compensation	15,876	22%	4,865	9%
Other expenses(1)	1,070	2%	713	1%
Adjusted EBITDA	18,862	27%	18,115	32%
Revenue	$70,778	100%	$56,894	100%

(1)
Other expenses includes management fees to our investors, income taxes, foreign exchange gains and losses and other expenses that are not reflective of our core operating performance including the costs to set up our Up-C structure and the Tax Receivable Agreement.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Up-C structure expenses	$158	$—
Management fees and reimbursed expenses	591	591
Provision for income tax expense	237	44
Miscellaneous	84	78
Total other expenses	$1,070	$713

Results of Operations

The following tables set forth our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Revenue	$70,778	$56,894
Cost of revenue(1)	21,172	14,322
Gross profit	49,606	42,572
Operating expenses:
Research and development(1)	21,294	15,836
Sales and marketing(1)	11,993	7,211
General and administrative(1)	15,040	7,543
Total operating expenses	48,327	30,590
Income from operations	1,279	11,982
Interest expense, net	429	8,449
Other expense, net	85	78
Income before income taxes	765	3,455
Provision for income taxes	237	44
Net income	528	3,411
Less: Net income attributable to non-controlling interests	130	—
Net income attributable to Clearwater Analytics Holdings, Inc.	$398	$—

(1)
Amounts include equity-based compensation as follows:

Cost of revenue	$2,311	$523
Operating expenses:
Research and development	4,305	1,652
Sales and marketing	3,296	832
General and administrative	5,964	1,858
Total equity-based compensation expense	$15,876	$4,865

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated.

	Month Ended March 31,
	2022	2021
Revenue	100%	100%
Cost of revenue	30%	25%
Gross profit	70%	75%
Operating expenses:
Research and development	30%	28%
Sales and marketing	17%	13%
General and administrative	21%	13%
Total operating expenses	68%	54%
Income from operations	2%	21%
Interest expense, net	1%	15%
Other expense, net	0%	0%
Income before income taxes	1%	6%
Provision for income taxes	0%	0%
Net income	1%	6%

Comparison of the Three Months Ended March 31, 2022 and 2021 (unaudited)

Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentages)
Revenue	$70,778	$56,894	$13,884	24%

Revenue increased $13.9 million, or 24%, for the three months ended March 31, 2022 as compared to the corresponding period in 2021. The increase was on account of growth in our client base as we brought new clients onto our platform and also added additional assets onto our platform from existing clients. Average assets on our platform that were billed to new and existing clients increased 21% from the three months ended March 31, 2021 to the three months ended March 31, 2022 while average basis point rate billed to clients increased by 2.6% from the three months ended March 31, 2021 to the three months ended March 31, 2022.

Cost of Revenue

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentages)
Equity-based compensation	$2,311	$523	$1,788	342%
All other cost of revenue	18,861	13,799	$5,062	37%
Total cost of revenue	$21,172	$14,322	$6,850	48%
Percent of revenue	30%	20%

Cost of revenue changed as follows:

Change from March 31, 2021 to March 31, 2022
(In thousands)
Increased payroll and related	$3,675
Increased equity-based compensation	1,788
Increased data costs	430
Increased technology	288
Increased outside services and contractors	284
Increased depreciation and amortization	239
Other items	146
Total change	$6,850

The increase in cost of revenue in the three months ended March 31, 2022 is primarily due to increased payroll and related costs as a result of headcount growth of additional employees across our client services, onboarding and reconciliation teams to support a larger client base as well as increased equity-based compensation due to increased grant-date fair value of equity awards and higher headcount. Cost of revenue headcount grew at a faster rate than overall revenue growth as we continue to expand our scale to support our expected continued international expansion. International revenue grew to 13% of revenues in the three months ended March 31, 2022 compared to 9% in the three months ended March 31, 2021. In addition, cost of revenue increased due to increased data costs to support a larger client base, higher utilization of third-party contractors, technology and IT services on operational activities, and increased allocation of depreciation.

Operating Expenses

Research and Development

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentages)
Equity-based compensation	$4,305	$1,652	$2,653	161%
All other research and development	16,989	14,184	$2,805	20%
Total research and development	$21,294	$15,836	$5,458	34%
Percent of revenue	30%	22%

Research and development expenses changed as follows:

Change from March 31, 2021 to March 31, 2022
(In thousands)
Increased equity-based compensation	$2,653
Increased payroll and related	1,738
Increased technology	976
Other items	91
Total change	$5,458

The increase in research and development expense is primarily due to increased equity-based compensation due to increased grant-date fair value of equity awards and higher headcount, increased payroll and related costs as a result of headcount growth of additional employees to focus on new offerings, and increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services.

Sales and Marketing

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentages)
Equity-based compensation	$3,296	$832	$2,464	296%
All other sales and marketing	8,697	6,379	2,318	36%
Total sales and marketing	$11,993	$7,211	$4,782	66%
Percent of revenue	17%	13%

Sales and marketing expense changed as follows:

Change from March 31, 2021 to March 31, 2022
(In thousands)
Increased equity-based compensation	$2,464
Increased payroll and related	2,350
Increased marketing	285
Increased travel and entertainment	163
Decreased outside services and contractors	(599)
Other items	119
Total change	$4,782

The increase in sales and marketing expense is primarily due to increased equity-based compensation due to increased grant-date fair value of equity awards and higher headcount, as well as increased payroll and related costs as a result of additional employees to expand sales coverage. In addition, sales and marketing expense increased from higher marketing costs due to increased focus on public relations and branding, and increased travel and entertainment costs due to a reduction in travel restrictions related to the COVID-19 pandemic. These increases were partially offset by lower utilization of third-party consultants supporting marketing initiatives.

General and Administrative

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentages)
Equity-based compensation	$5,964	$1,858	$4,106	221%
All other general and administrative	9,076	5,685	3,391	60%
Total general and administrative	$15,040	$7,543	$7,497	99%
Percent of revenue	21%	13%

General and administrative expenses changed as follows:

Change from March 31, 2021 to March 31, 2022
(In thousands)
Increased equity-based compensation	$4,107
Increased outside services and contractors	776
Increased insurance	774
Increased payroll and related	762
Increased technology	522
Increased facilities and infrastructure expenses	284
Increased travel and entertainment	173
Other items	99
Total change	$7,497

The increase in general and administrative expenses is primarily due to increased equity-based compensation expense due to increased grant-date fair value of equity awards and additional headcount, and higher utilization of accounting and legal professional services in connection with being a public company. In addition, general and administrative expenses increased due to insurance costs for our directors and officers, increased payroll and related costs as a result of headcount growth of additional employees, higher utilization of IT services, increased allocation of facility costs and increased travel and entertainment expense due to a reduction in travel restrictions related to the COVID-19 pandemic.

Non-Operating Expenses

Interest Expense, net

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentages)
Interest expense, net	$429	$8,449	$(8,020)	(95%)
Other expense, net	85	78	7	9%

The decrease in interest expense, net is due to lower borrowings under the New Credit Agreement compared with borrowings under the Previous Credit Agreement. Other expense, net relates to foreign exchange gains and losses driven by fluctuations in exchange rates.

Provision for Income Taxes

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(In thousands, except percentages)
Provision for income taxes	$237	$44	$193	439%

The increase in provision for income taxes relates to change in mix of foreign jurisdiction income in the period.

Liquidity and Capital Resources

To date, we have primarily financed our operations through cash flows from operations and financing activities.

As of March 31, 2022, we had cash and cash equivalents of $263.7 million. Cash and cash equivalents primarily consist of money market mutual funds, which are highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. We believe our existing cash and cash equivalents will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. Our future financing requirements will depend on many factors, including our growth rate, revenue retention rates, the timing and extent of spending to support development of our platform and any future investments or acquisitions we may make. Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Risk Factors” in the Annual Report.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net cash provided by (used in) operating activities	$6,916	$(18,368)
Net cash used in investing activities	(2,227)	(1,310)
Net cash provided by (used in) financing activities	4,712	(422)
Effect of exchange rate changes on cash and cash equivalents	(324)	(50)
Increase in cash and cash equivalents	$9,077	$(20,150)

Cash Flows from Operating Activities

Net cash provided by operating activities of $6.9 million during the three months ended March 31, 2022 was primarily the result of our net loss plus non-cash charges, including equity-based compensation, depreciation and amortization, and operating lease expense. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, an increase in prepaid expenses and other assets, and a decrease in accrued expenses. Accounts receivable increased $3.0 million, which is comprised of $0.7 million from growth in revenues and $2.3 million from ageing of small receivable balances across several customers due to short term deterioration in days sales outstanding which we have determined to be collectible. Prepaid expenses and other assets increased $1.1 million primarily due to prepaid IT costs. Accrued expenses decreased $7.8 million primarily due to payment of fiscal year 2021 bonuses to employees, and decreased accrued commissions.

Net cash used in operating activities of $18.4 million during the three months ended March 31, 2021 was primarily the result of changes in working capital including an increase in prepaid expenses and other assets from the prepayment of management fees to certain affiliates of the Principal Equity Owners in the amount of $9.6 million, an increase in accounts receivable from the growth in revenues during the period and a decrease in accrued expenses and other liabilities primarily due to payment of employee bonuses during the period and reimbursement of $4.9 million in excess contribution to investors as part of a recapitalization transaction performed in October 2020.

Cash Flows from Investing Activities

Net cash used in investing activities of $2.2 million during the three months ended March 31, 2022 was attributable to purchase of property and equipment, and internally developed software.

Net cash used in investing activities of $1.3 million during the three months ended March 31, 2021 was attributable to purchase of property and equipment, and internally developed software.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was $4.7 million, of which $5.6 million was proceeds from exercise of options, which was offset by $0.7 million repayment of borrowings and $0.2 million repayment of costs associated with offering.

Net cash used in financing activities during the three months ended March 31, 2021 was $0.4 million, of which $0.8 million was repayment of borrowings, $0.6 million was repurchase of common units, $0.6 million minimum tax withholding paid on behalf of employees for net unit settlement, which was offset by $1.6 million proceeds from issuance of common unit options.

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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Annual Report under the caption “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7.

On January 1, 2022, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding ROU assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements. We adopted the new guidance using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases. See Note 2 — Basis of Presentation and Summary of Significant Accounting Policies and Note 6 — Leases in the notes to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the adoption.

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

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2, “Recently Adopted Accounting Pronouncements” in the accompanying unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risk, see “Item 7A., Quantitative and Qualitative Disclosures About Market Risk” of the Annual Report. Our exposures to market risk have not changed materially since December 31, 2021.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors.

For a discussion of potential risks and uncertainties, see the information in the section titled "Risk Factors" in the Annual Report.

Item 2. Unregistered Sales of Equity Securities.

Pursuant to the LLC Agreement, shares of the Company's Class B common stock may each be exchanged, together with a corresponding LLC Interest, at the option of the holder of such share of Class B common stock for one fully paid and non-assessable share of Class A common stock. There is no cash or other consideration paid by the holder converting such shares and, accordingly, there is no cash or other consideration received by the Company. The shares of Class A common stock common stock issued by the Company in such exchanges are exempt from registration pursuant to Section 4(a)(2) of the Securities Act. On March 31, 2022, we issued to stockholders 6,643,614 shares of Class A common stock upon the exchange of the same number of shares of our Class B common stock and corresponding LLC Interests held by such stockholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits filed or furnished herewith are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Certificate of Incorporation of Clearwater Analytics Holdings, Inc., dated September 27, 2021	8-K filed September 28, 2021	001-40838	3.1
3.2	Amended and Restated Bylaws of Clearwater Analytics Holdings, Inc., dated September 27, 2021	8-K filed September 28, 2021	001-40838	3.2
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 6, 2022	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)