Form 10-Q
period 2022-06-30
Clearwater Analytics Holdings, Inc.
filed 2022-08-05
CIK 1866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of July 29, 2022, the number of outstanding shares of the registrant’s common stock was:

57,669,237 shares of Class A common stock.

2,696,785 shares of Class B common stock.

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
•
“QTD” for any given year means the three months ended June 30 of that year.

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
•
“YTD” for any given year means the six months ended June 30 of that year.

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
•
market volatility, a downturn in economic conditions or other factors may cause negative trends or fluctuations in the value of the assets on the Company’s platform;
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
•
provisions in our certificate of incorporation and bylaws, may have the effect of delaying or preventing a change of control or changes in our management; and

•
those described in the section titled “Risk Factors” in our Annual Report and in periodic reports that we file with the SEC, and our reports to shareholders. These filings are available at www.sec.gov and on our website.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Clearwater Analytics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts and per share amounts, unaudited)

	June 30	December 31
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$278,646	$254,597
Short-term investments	3,000	—
Accounts receivable, net	55,593	50,190
Prepaid expenses and other current assets	17,223	16,551
Total current assets	354,462	321,338
Property and equipment, net	12,613	10,738
Operating lease right-of-use assets, net	21,583	—
Deferred contract costs, non-current	5,572	5,687
Debt issuance costs - line of credit	826	922
Other non-current assets	5,589	5,670
Total assets	$400,645	$344,355
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$891	$1,416
Accrued expenses and other current liabilities	20,916	27,032
Notes payable, current portion	2,750	2,750
Operating lease liability, current portion	5,185	—
Total current liabilities	29,742	31,198
Notes payable, less current maturities and unamortized debt issuance costs	49,824	51,157
Operating lease liability, less current portion	17,789	—
Tax receivable agreement liability	3,100	—
Other long-term liabilities	965	132
Total liabilities	101,420	82,487
Stockholders' Equity
Class A common stock, par value $0.001 per share; 1,500,000,000 shares authorized, 57,660,081 shares issued and outstanding as of June 30, 2022, 47,948,888 shares issued and outstanding as of December 31, 2021	58	48
Class B common stock, par value $0.001 per share; 500,000,000 shares authorized, 2,696,785 shares issued and outstanding as of June 30, 2022, 11,151,110 shares issued and outstanding as of December 31, 2021	3	11
Class C common stock, par value $0.001 per share; 500,000,000 shares authorized, 47,377,587 shares issued and outstanding as of June 30, 2022 and December 31, 2021	47	47
Class D common stock, par value $0.001 per share; 500,000,000 shares authorized, 130,083,755 shares issued and outstanding as of June 30, 2022 and December 31, 2021	130	130
Additional paid-in-capital	420,123	388,591
Accumulated other comprehensive loss	(1,012)	(34)
Accumulated Deficit	(183,198)	(191,926)
Total stockholders' equity attributable to Clearwater Analytics Holdings, Inc.	236,151	196,867
Non-controlling interests	63,074	65,001
Total stockholders' equity	299,225	261,868
Total liabilities and Stockholders' Equity	$400,645	$344,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share amounts and per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$73,409	$60,876	$144,187	$117,770
Cost of revenue(2)	20,919	15,576	42,091	29,898
Gross profit	52,490	45,300	102,096	87,872
Operating expenses:
Research and development(2)	22,836	16,740	44,130	32,576
Sales and marketing(2)	13,074	8,814	25,067	16,025
General and administrative(2)	15,453	11,184	30,493	18,727
Total operating expenses	51,363	36,738	99,690	67,328
Income from operations	1,127	8,562	2,406	20,544
Interest expense, net	403	8,510	832	16,959
Tax receivable agreement expense	3,100	—	3,100	—
Other (income) expense, net	(444)	(13)	(359)	65
Income (loss) before provision for income taxes	(1,932)	65	(1,167)	3,520
Provision for income taxes	298	276	535	320
Net income (loss)	(2,230)	(211)	(1,702)	3,200
Less: Net income attributable to non-controlling interests	198	—	329	—
Net loss attributable to Clearwater Analytics Holdings, Inc.	$(2,428)	$—	$(2,031)	$—

Net loss per share attributable to Class A and Class D common stock (Note 8)(1):
Basic and diluted	$(0.01)	NMF	$(0.01)	NMF

Weighted average shares of Class A and Class D common stock outstanding:
Basic	185,781,262	NMF	182,085,548	NMF
Diluted	237,545,574	NMF	237,213,366	NMF

NMF - not meaningful

(1)
Basic and diluted net loss per share of Class A and Class D common stock is applicable only for the periods after the IPO and related transactions (as defined in Note 1 to the Unaudited Condensed Consolidated Financial Statements). See Note 8 for the number of shares used in the computation of net loss per share of Class A and Class D common stock and the basis for the computation of net loss per share.
(2)
Amounts include equity-based compensation as follows:

Cost of revenue	$2,376	$749	$4,687	$1,272
Operating expenses:
Research and development	4,565	2,034	8,870	3,686
Sales and marketing	3,215	1,295	6,511	2,127
General and administrative	6,035	2,613	11,999	4,471
Total equity-based compensation expense	$16,191	$6,691	$32,067	$11,556

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(2,230)	$(211)	$(1,702)	$3,200
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(961)	(5)	(1,261)	16
Comprehensive income (loss)	$(3,191)	$(216)	$(2,963)	$3,216
Less: Comprehensive income (loss) attributable to non-controlling interests	(11)	—	45	—
Comprehensive income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(3,180)	$(216)	$(3,008)	$3,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity (Deficit)

(In thousands, except share amounts, unaudited)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2021	47,948,888	$48	11,151,110	$11	47,377,587	$47	130,083,755	$130	$388,591	$(34)	$(191,926)	$65,001	$261,868
Exercise of options to purchase common stock	857,647	1	—	—	—	—	—	—	4,226	—	—	1,387	5,613
Equity-based compensation	—	—	—	—	—	—	—	—	12,067	—	—	3,960	16,028
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(226)	—	(74)	(300)
Net income	—	—	—	—	—	—	—	—	—	—	398	130	528
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	27	27
Effect of LLC unit exchanges	6,643,614	7	(6,643,614)	(7)	—	—	—	—	—	—	8,348	(8,348)	—
Balance at March 31, 2022	55,450,149	$55	4,507,496	$5	47,377,587	$47	130,083,755	$130	$404,884	$(260)	$(183,180)	$62,083	$283,764
Exercise of options to purchase common stock	105,251	—	—	—	—	—	—	—	603	—	—	168	771
Restricted stock units released	93,750	—	—	—	—	—	—	—	—	—	—	—	—
ESPP shares issued	200,220	1	—	—	—	—	—	—	1,877	—	—	523	2,401
Equity-based compensation	—	—	—	—	—	—	—	—	12,759	—	—	3,555	16,314
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(752)	—	(209)	(961)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(2,428)	198	(2,230)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(834)	(834)
Effect of LLC unit exchanges	1,810,711	2	(1,810,711)	(2)	—	—	—	—	—	—	2,410	(2,410)	—
Balance at June 30, 2022	57,660,081	58	2,696,785	$3	47,377,587	$47	130,083,755	$130	$420,123	$(1,012)	$(183,198)	$63,074	$299,225

		Clearwater Analytics Holdings, Inc. Stockholders' Equity
	CWAN Holdings, LLC (Prior to Transactions) Members' Deficit	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total members' deficit
Balance at December 31, 2020	$(245,806)	—	—	—	—	—	—	—	—	$(98,860)	$58	—	—	$(344,608)
Issuance of common units	—	—	—	—	—	—	—	—	—	1,560	—	—	—	1,560
Repurchase of common units	—	—	—	—	—	—	—	—	—	(626)	—	—	—	(626)
Options withheld for minimum tax obligations for net unit settlement	—	—	—	—	—	—	—	—	—	(587)	—	—	—	(587)
Equity-based compensation	—	—	—	—	—	—	—	—	—	4,865	—	—	—	4,865
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	21	—	—	21
Net income	3,411	—	—	—	—	—	—	—	—	—	—	—	—	3,411
Balance at March 31, 2021	$(242,395)	—	—	—	—	—	—	—	—	$(93,648)	$79	—	—	$(335,964)
Exercise of options to purchase common units	—	—	—	—	—	—	—	—	—	251	—	—	—	251
Equity-based compensation	—	—	—	—	—	—	—	—	—	6,691	—	—	—	6,691
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(5)	—	—	(5)
Net loss	(211)	—	—	—	—	—	—	—	—	—	—	—	—	(211)
Balance as of June 30, 2021	$(242,606)	—	—	—	—	—	—	—	—	$(86,706)	$74	—	—	$(329,238)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$(1,702)	$3,200
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,118	1,412
Noncash operating lease cost	3,334	—
Equity-based compensation	32,067	11,556
Change in tax receivable liability	3,100	—
Amortization of deferred contract acquisition costs	2,067	1,511
Amortization of debt issuance costs, included in interest expense	138	974
Deferred tax benefit	(484)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,403)	(12,193)
Prepaid expenses and other assets	55	(11,433)
Deferred commissions	(2,115)	(1,245)
Accounts payable	(421)	50
Accrued expenses and other liabilities	(7,130)	(4,805)
Accrued sales tax liability	(457)	(5,379)
Net cash provided by (used in) operating activities	25,167	(16,352)
INVESTING ACTIVITIES
Purchases of property and equipment	(3,968)	(2,231)
Purchase of short-term investments	(3,000)	—
Net cash used in investing activities	(6,968)	(2,231)
FINANCING ACTIVITIES
Proceeds from issuance of common units	—	1,560
Proceeds from exercise of options	6,384	251
Minimum tax withholding paid on behalf of employees for net unit settlement	—	(587)
Repurchase of common units	—	(626)
Repayments of borrowings	(1,375)	(1,539)
Proceeds from employee stock purchase plan	2,401	—
Payment of costs associated with the IPO	(214)	(400)
Net cash provided by (used in) financing activities	7,196	(1,341)
Effect of exchange rate changes on cash and cash equivalents	(1,346)	(133)
Net change in cash and cash equivalents during the period	24,049	(20,057)
Cash and cash equivalents, beginning of period	254,597	61,088
Cash and cash equivalents, end of period	$278,646	$41,031
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$615	$15,769
Cash paid for income taxes	$486	$57
NON-CASH INVESTING AND FINANCING ACTIVITIES
Direct costs incurred with the IPO included in other assets and accrued expenses	$—	$1,172
Tax distributions to unitholders included in accrued expense	$976	$—

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
•
the issue of 130,083,755 shares of Class D common stock to the Principal Equity Owners, on a one-to-one basis, with the number of common units of CWAN Holdings. Holders of Class D common stock have certain voting rights and are entitled an economic interest in the Company; and
•
the execution of the Tax Receivable Agreement, by and among Clearwater Analytics Holdings, Inc., CWAN Holdings, LLC and the other parties thereto (Note 10).

As of June 30, 2022, the Company owns 78.9% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class B and Class C common stock own the remaining 21.1% of the interests in CWAN Holdings. The attributes of the Company's classes of common stock are summarized in the following table:

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

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its directly and indirectly wholly-owned or controlled subsidiaries. As the Transactions are considered transactions between entities under common control, the financial statements for periods prior to the IPO and the Transactions have been adjusted to combine the previously separate entities for presentation purposes. All intercompany balances and transactions have been eliminated through consolidation. Clearwater Analytics Holdings, Inc. consolidated the financial results of CWAN Holdings as a Variable Interest Entity (“VIE”). Clearwater Analytics Holdings, Inc. owns the majority economic interest and has the power to control all the business and affairs of CWAN Holdings.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the periods presented. Actual results could differ materially from those estimates.

Items subject to estimates and assumptions include the useful lives and recoverability of long-lived assets, the average period of benefit associated with deferred contract costs, sales reserves, the incremental borrowing rate applied in lease accounting, accruals for sales tax liabilities, the fair value of equity awards, tax valuation allowance and probability of making payments under the TRA, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgments about the carrying values of assets and liabilities, and measurement of revenues and expenses. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s condensed consolidated financial statements will be affected.

Significant Accounting Policies

The Company's significant accounting policies are discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes during the three and six months ended June 30, 2022, except as noted below.

Short-term Investments

We classify our investments with an original maturity of greater than three months, but less than one year, as short-term investments. Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity debt securities. Our held-to-maturity debt securities consist of short term certificates of deposit which mature in less than one year. Held-to-maturity debt investments are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings. The Company does not hold any other short-term investments.

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

Of the total revenue recognized for the three and six months ended June 30, 2022, $0.2 million and $0.3 million was included in the deferred revenue balance as of December 31, 2021, respectively. Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were not material.

The following table presents the Company’s revenue disaggregated by geography, based on billing address of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$62,116	$55,801	$123,893	$107,346
Rest of World	11,293	5,075	20,294	10,424
Total revenue	$73,409	$60,876	$144,187	$117,770

Note 4. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets measured at fair value as of June 30, 2022 and December 31, 2021 in accordance with the fair value hierarchy (in thousands):

	June 30, 2022
	Level I	Level II	Level III	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$267,069	$—	$—	$267,069
Short-term investments:
Certificates of deposit	—	3,000	—	3,000
Total assets measured at fair value	$267,069	$3,000	$—	$270,069

	December 31, 2021
	Level I	Level II	Level III	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$248,744	$—	$—	$248,744
Total assets measured at fair value	$248,744	$—	$—	$248,744

During the six months ended June 30, 2022 and year ended December 31, 2021, there were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy.

Note 5. Supplemental Consolidated Balance Sheet Information

Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Unbilled accounts receivable	$27,384	$27,086
Billed accounts receivable	28,269	23,227
Allowance for doubtful accounts and reserves	(60)	(123)
Accounts receivable, net	$55,593	$50,190

The majority of invoices included within the unbilled accounts receivable balance are issued within the first few days of the month directly following the period of service.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid expenses	$11,531	$11,722
Deferred contract costs, current portion	3,735	3,573
Other current assets	1,957	1,256
Prepaid expense and other current assets	$17,223	$16,551

Property and equipment, net

Depreciation and amortization expense for the three months ended June 30, 2022 and 2021 was $1.2 million and $0.7 million, respectively, and for the six months ended June 30, 2022 and 2021 was $2.1 million and $1.4 million, respectively. Accumulated depreciation and amortization as of June 30, 2022 and December 31, 2021 was $14.3 million and $12.2 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued sales tax exposure	$987	$1,444
Accrued bonus	4,569	8,295
Accrued vendor liabilities	4,972	4,756
Accrued benefits and retirement	3,264	4,368
Deferred revenue	1,091	795
Accrued commissions	1,710	2,350
Deferred rent	—	1,514
Income tax payable	1,358	771
Tax distributions payable to Continuing Equity Owners	130	169
Other current liabilities	2,835	2,570
Accrued expenses and other liabilities	$20,916	$27,032

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

Rent expense was $0.9 million and $1.8 million for the three and six months ended June 30, 2021, respectively, which the Company recognized on a straight-line basis over the non-cancellable lease term.

Future minimum lease payments at December 31, 2021 under the Company’s non-cancellable leases were as follows (in thousands):

2022	$3,927
2023	3,843
2024	3,649
2025	3,434
2026	3,007
Thereafter	809
Total minimum lease payments	$18,669

Operating lease cost was $1.5 million and $2.9 million for the three and six months ended June 30, 2022, respectively. Variable lease cost and short-term lease cost were immaterial during the three and six months ended June 30, 2022. Future minimum lease payments at June 30, 2022 under the Company’s non-cancellable leases were as follows (in thousands):

2022 (remaining six months)	$2,949
2023	5,779
2024	5,372
2025	5,125
2026	4,456
Thereafter	965
Total future minimum lease payments	24,646
Less: Imputed interest	(1,672)
Present value of future minimum lease payments	22,974
Less: Current portion of operating lease liability	(5,185)
Operating lease liabilities - noncurrent	$17,789

The following table presents supplemental information for the Company's non-cancellable operating leases for the six months ended June 30, 2022 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	4.42
Weighted average discount rate	3.33%
Cash paid for amounts included in the measurement of lease liabilities	$2,910
Noncash right-of-use assets obtained in exchange for operating lease obligations(1)	$24,522
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

	June 30, 2022		December 31, 2021
	Shares	Ownership %	Shares	Ownership %
Clearwater Analytics Holdings, Inc. interest in CWAN Holdings	187,743,836	78.9%	178,032,643	75.3%
Continuing Equity Owners' interest in CWAN Holdings	50,074,372	21.1%	58,528,697	24.7%
	237,818,208	100.0%	236,561,340	100.0%

Note 8. Loss Per Share

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A and Class D common stock for the periods following the Transactions (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Numerator:
Net loss	$(2,230)	$(1,702)
Less: Net income attributable to non-controlling interests	198	329
Net loss attributable to Clearwater Analytics Holdings, Inc. - basic	(2,428)	(2,031)
Reallocation of net income attributable to non-controlling interests from the assumed exchange of Class B and Class C stock for Class A and Class D stock	198	329
Net loss attributable to Clearwater Analytics Holdings, Inc. - diluted	$(2,230)	$(1,702)

The following tables sets forth the computation of basic and diluted net loss per share of Class A and Class D common stock (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Class A	Class D	Class A	Class D
Basic net loss attributable to Class A and Class D common stockholders
Numerator:
Allocation of net loss attributable to Clearwater Analytics, Inc.	$(728)	$(1,700)	$(580)	$(1,451)
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	55,697,507	130,083,755	52,001,793	130,083,755
Basic net loss per share attributable to Class and Class D common stockholders	$(0.01)	$(0.01)	$(0.01)	$(0.01)

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Class A	Class D	Class A	Class D
Diluted net loss attributable to Class A and Class D common stockholders
Numerator:
Undistributed loss for basic computation	$(728)	$(1,700)	$(580)	$(1,451)
Reallocation of earnings as a result of conversion of Class B to Class A shares and conversion Class C to Class D shares	163	35	150	179
Reallocation of earnings as a result of conversion of Class D to Class A shares	(1,665)	—	(1,272)	—
Allocation of undistributed loss	$(2,230)	$(1,665)	$(1,702)	$(1,272)

Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	55,697,507	130,083,755	52,001,793	130,083,755
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Conversion of Class B stock to Class A stock, and conversion of Class C stock to Class D stock	4,386,725	47,377,587	7,750,231	47,377,587
Conversion of Class D to Class A common shares outstanding	177,461,342	—	177,461,342	—
Weighted average number of shares of Class A and Class D common stock outstanding - diluted	237,545,574	177,461,342	237,213,366	177,461,342
Diluted net loss per share attributable to Class A and Class D common stockholders	$(0.01)	$(0.01)	$(0.01)	$(0.01)

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

Options

The following table summarizes the stock option activity for the six months ended June 30, 2022 (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2021	22,315,171	$8.52
Granted	43,986	18.19
Exercised	(962,898)	6.63		$11,819
Forfeited	(742,744)	10.04
Balance - June 30, 2022	20,653,515	$8.57	7.56	$86,343
Options vested - June 30, 2022	10,176,248	$6.29		$60,748

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2022 was $7.74 per share. The aggregate intrinsic value as of June 30, 2022 disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price on the NYSE on June 30, 2022. As of June 30, 2022, the total unrecognized compensation expense related to unvested options was $58.8 million, which is expected to be recognized over a weighted average period of 2.6 years.

RSUs

During June 2021, the Company began to grant RSUs to employees. The summary of RSU activity for the six months ended June 30, 2022 is as follows (in thousands, except per share data):

	Units Activity	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2021	6,070,668	$—
Granted	1,161,813	17.04
Released	(93,750)	—
Cancelled	(374,558)	—
Unvested units as of June 30, 2022	6,764,173		$81,441

The aggregate intrinsic value disclosed in the above table is based on the closing stock price on the NYSE on June 30, 2022. As of June 30, 2022, there was $97.6 million of unrecognized equity-based compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 3.1 years.

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

The following assumptions were used to calculate the fair value of options granted to employees on the date of grant using the Black-Scholes option-pricing model:

	Six Months Ended June 30,
	2022	2021
Weighted-average grant date fair value per option	$7.74	$5.08
Fair value of units	$17.72 - $18.68	$12.40 - $14.28
Expected term (in years)	5.50	6.00 - 6.25
Expected volatility	44%	40%
Risk-free interest rates	1.8 - 2.0%	0.6 - 1.1%

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

On May 31, 2022, a total of 200,220 shares were issued to employees for the offering period ended May 31, 2022. As of June 30, 2022, total unrecognized equity-based compensation costs related to ESPP were $0.7 million, which is expected to be recognized over the remaining current offering period ending November 30, 2022.

ESPP payroll contributions accrued at June 30, 2022 totaled $0.4 million and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.

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

Clearwater Analytics Holdings, Inc. is taxed as a corporation and pays corporate federal, state, and local taxes on income allocated to it from CWAN Holdings based on Clearwater Analytics Holdings, Inc.’s economic interest held in CWAN Holdings. While the Company consolidates CWAN Holdings for financial reporting purposes, the Company will not be taxed on the earnings attributed to the non-controlling interests. As a result, the income tax burden on the earnings taxed to the non-controlling interests is not reported by the Company in its condensed consolidated financial statements.

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

The following table provides details of the provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income before provision for income taxes	$(1,932)	$65	$(1,167)	$3,520
Provision for income taxes	298	276	535	320
Effective tax rate	(15.4%)	424.6%	(45.8%)	9.1%

For the three months and six months ended June 30, 2022, the Company’s effective tax rate was different than the statutory rate primarily because of foreign taxes, equity-based compensation and the valuation allowance on the U.S. deferred tax assets. In addition, the Company is not liable for income taxes on the portion of CWAN Holdings earnings that are attributable to non-controlling interests.

For the three months ended June 30, 2021, CWAN Holdings' effective tax rate was different than the statutory rate primarily because of true-ups related to foreign taxes. For the six months ended June 30, 2021, CWAN Holdings' effective tax rate was different than the statutory rate primarily because its earnings were exempt from federal corporate income taxation due to its status as a partnership.

The Company regularly monitors its uncertain tax benefits, and as of June 30, 2022, there were no material uncertain tax benefits that, if realized, would affect the estimated annual effective tax rate, nor do we expect any significant changes within the next 12 months.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence as of June 30, 2022, we believe that it is more likely than not that the tax benefits of the U.S. losses incurred may not be realized. Accordingly, we have recorded a full valuation allowance against the tax benefits of the U.S. losses incurred. We intend to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

On March 16, 2022, Idaho enacted House Bill 563 that amended portions of relevant tax laws. Due to our valuation allowance in the U.S., this legislation did not have a significant impact on the provision for income taxes for the three and six months ended June 30, 2022. However, we expect our blended state tax rate to decrease due to the new law.

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

The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The future tax benefits related to ownership exchanges as of June 30, 2022 are estimated to be $372 million, of which $317 million is estimated to be the associated TRA liability.

As noted above, the Company evaluated the realizability of its U.S. deferred tax assets and has recorded a full valuation against those benefits. As a result, the Company determined that payments to TRA holders are not probable and no TRA liability related to future years has been recorded as of June 30, 2022. We are projecting taxable income for the current year and have recorded a TRA liability of $3.1 million as of June 30, 2022. There are many assumptions and considerations that impact our taxable income position in the current year, some of which are out of our direct control. As such, the estimate of our taxable income position (and thus, the TRA liability recognized) for the current year could change significantly.

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

Note 11. Transactions with Related Parties

During January 2021, the Company paid $9.6 million in relation to management fees to Principal Equity Owners which is recorded as prepaid management fees within prepaid expenses and other current assets and non-current assets. The prepaid management fees are being amortized over four years. In the three months ended June 30, 2022 and 2021, the Company recognized a management fee to Principal Equity Owners of $0.6 million and $0.5 million, respectively. In the six months ended June 30, 2022 and 2021, the Company recognized a management fee to Principal Equity Owners of $1.2 million and $1.1 million, respectively.

In connection with Marcus Ryu not standing for re-election to the Company’s board of directors at its annual meeting in June 2022, to retain Mr. Ryu’s valuable insights, in April 2022 we entered into an advisory agreement with Mr. Ryu. Pursuant to this agreement, Mr. Ryu will serve as a senior advisor to the Company with respect to our go-to-market strategy in the insurance sector for a period of 18 months following the 2022 annual meeting. In consideration for Mr. Ryu’s service as a senior advisor, the options to purchase our Class A shares already owned by Mr. Ryu were amended to provide for a half-yearly vesting period following the next annual vesting period of his options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in the Annual Report. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and in the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” in the Annual Report.

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

We have a 100% recurring revenue model. We charge our clients a fee that is primarily based on the amount of assets they manage on our platform, subject to contracted minimums. A majority of the assets on our platform are high-grade fixed income assets, leading to relatively low levels of volatility and highly predictable revenue streams. When applicable, we charge additional transaction fees for certain alternative asset classes (e.g., derivatives and other financial instruments).

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

•
Expanding and Retaining Relationships with Existing Clients: Our future growth is dependent upon retaining our existing clients and expanding our relationships with these clients through increases in the amount of their assets on our platform. We have enjoyed consistent gross revenue retention rates of approximately 98% over the past fourteen quarters. The consistency in revenue retention creates predictability in our business and enables us to better plan our future investments. Our relationships with our clients expands as these clients add more assets to our platform, with our net revenue retention rates (as defined below under “—Key Operating Measures”) above 104% over the past two years. Clients may add assets as a result of acquiring new clients themselves or by acquiring new businesses or simply through organic growth, which produces additional assets that they manage using our platform. We believe that our client service model and technology platform are strong contributing factors in our attractive retention rates. As such, we expect to continue to invest in both our operations and research and development functions to maintain and increase our high levels of client satisfaction, which we believe will lead to strong client retention and expansion.
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
•
Fluctuations in the Market Value of Assets on the Platform: We generally bill our clients monthly in arrears based on a basis point rate applied to our clients’ assets on our platform, which can be influenced by general economic conditions. While 78% of the assets on our platform were high-grade fixed income securities and structured products as of December 31, 2021 and therefore typically subject to low levels of volatility, the value of our clients’ assets on our platform varies on a daily basis due to changes in securities prices, cash flow needs, incremental buying and selling of assets and other strategic priorities of our clients. For these reasons, our revenue is subject to fluctuations based on economic conditions, including market conditions and the changing interest rate environment. For example, our net revenue retention rate was impacted by decreases in clients assets under management on our platform by 2% during the three months ended March 31, 2022, and an incremental 3% during the three months ended June 30, 2022, reducing our annualized recurring revenue.

Key Components of Results of Operations

The following discussion describes certain line items in our condensed consolidated statements of operations.

Revenue

We generate revenue from fees derived from providing clients with access to the solutions and services on our software-as-a-service platform. Sales of our offering include a right to use our software in a hosted environment without taking possession of the software. Our contracts are generally cancellable with 30 days’ notice without penalty. We invoice clients monthly in arrears based on a percentage of the average daily value of assets within a client’s accounts on our platform during that month, or a fixed monthly fee. Payment terms may vary by contract but generally include a requirement of payment within 30 days following the month in which services are provided. Fees invoiced in advance of the delivery of the Company’s performance obligations are deemed set-up activities and are deferred as a material right and recognized over time, typically 12 months.

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

Tax Receivable Agreement Expense

In connection with the IPO and related transactions, we entered into a TRA that provides for the payment by us of 85% of certain tax benefits that we realize as a result of increases in our tax basis of CWAN Holdings resulting from redemptions or exchanges of CWAN Holdings units. Tax receivable agreement expense relates to payments we anticipate making under the TRA.

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

Key Operating Measures

We consider certain operating measures, such as annualized recurring revenue, gross retention rates and net retention rates, in measuring the performance of our business. The following table summarizes these operating measures for the dates presented:

	Six Months Ended June 30,
	2022	2021
Annualized recurring revenue (in thousands)	$290,354	$245,033
Gross revenue retention rate	98%	98%
Net revenue retention rate	104%	109%

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

Annualized recurring revenue increased 18% on account of growth in our client base as we brought new clients onto our platform and also added additional assets onto our platform from existing clients.

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

Net revenue retention rate as of June 30, 2022 was 104% which represents growth in clients on our platform of 4% year over year. Net revenue retention rate as of June 30, 2022 decreased compared to net revenue retention rate as of June 30, 2021 primarily due to fluctuations in the market value of assets which clients maintain on our platform and decreased pricing of our clients’ fixed income securities.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are supplemental performance measures that our management uses to assess our operating performance. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) depreciation and amortization, (iii) equity-based compensation, (iv) tax receivable agreement expense, and (v) other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA (as defined above) divided by revenue.

The following tables reconcile net income (loss) to Adjusted EBITDA and include amounts expressed as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	(in thousands, except percentages)
Net income (loss)	$(2,230)	(3%)	$(211)	(0%)	$(1,702)	(1%)	$3,200	3%
Adjustments:
Interest expense, net	403	1%	8,510	14%	832	1%	16,959	14%
Depreciation and amortization	1,159	2%	735	1%	2,118	1%	1,412	1%
Equity-based compensation	16,191	22%	6,691	11%	32,067	22%	11,556	10%
Tax receivable agreement expense	3,100	4%	—	0%	3,100	2%	—	0%
Other expenses(1)	451	1%	1,682	3%	1,522	1%	2,394	2%
Adjusted EBITDA	19,074	26%	17,407	29%	37,937	26%	35,521	30%
Revenue	$73,409	100%	$60,876	100%	$144,187	100%	$117,770	100%
(1)
Other expenses includes management fees to our investors, income taxes, foreign exchange gains and losses and other expenses that are not reflective of our core operating performance including the costs to set up our Up-C structure and the Tax Receivable Agreement.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Up-C structure expenses	$—	$926	$158	$926
Management fees and reimbursed expenses	597	493	1,188	1,083
Provision for income tax expense	298	276	535	320
Miscellaneous	(444)	(13)	(359)	65
Total other expenses	$451	$1,682	$1,522	$2,394

Results of Operations

The following tables set forth our results of operations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$73,409	$60,876	$144,187	$117,770
Cost of revenue(1)	20,919	15,576	42,091	29,898
Gross profit	52,490	45,300	102,096	87,872
Operating expenses:
Research and development(1)	22,836	16,740	44,130	32,576
Sales and marketing(1)	13,074	8,814	25,067	16,025
General and administrative(1)	15,453	11,184	30,493	18,727
Total operating expenses	51,363	36,738	99,690	67,328
Income from operations	1,127	8,562	2,406	20,544
Interest expense, net	403	8,510	832	16,959
Tax receivable agreement expense	3,100	—	3,100	-
Other (income) expense, net	(444)	(13)	(359)	65
Income (loss) before income taxes	(1,932)	65	(1,167)	3,520
Provision for income taxes	298	276	535	320
Net income (loss)	(2,230)	(211)	(1,702)	3,200
Less: Net income attributable to noncontrolling interests	198	—	329	—
Net loss attributable to Clearwater Analytics Holdings, Inc.	$(2,428)	$—	$(2,031)	$—

(1)
Amounts include equity-based compensation as follows:

Cost of revenue	$2,376	$749	$4,687	$1,272
Operating expenses:
Research and development	4,565	2,034	8,870	3,686
Sales and marketing	3,215	1,295	6,511	2,127
General and administrative	6,035	2,613	11,999	4,471
Total equity-based compensation expense	$16,191	$6,691	$32,067	$11,556

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	28%	26%	29%	25%
Gross profit	72%	74%	71%	75%
Operating expenses:
Research and development	31%	27%	31%	28%
Sales and marketing	18%	14%	17%	14%
General and administrative	21%	18%	21%	16%
Total operating expenses	70%	60%	69%	57%
Income from operations	2%	14%	2%	17%
Interest expense, net	1%	14%	1%	14%
Tax receivable agreement expense	4%	0%	2%	0%
Other (income) expense, net	(1%)	0%	0%	0%
Income (loss) before income taxes	(3%)	0%	(1%)	3%
Provision for income taxes	0%	0%	0%	0%
Net income (loss)	(3%)	0%	(1%)	3%

Comparison of the Three Months and Six Months Ended June 30, 2022 and 2021 (unaudited)

Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Revenue	$73,409	$60,876	$12,533	21%	$144,187	$117,770	$26,417	22%

Revenue increased $12.5 million and $26.4 million for the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021. The increase was on account of growth in our client base as we brought new clients onto our platform, as well as changes to our existing clients’ assets on our platform. Average assets on our platform that were billed to new and existing clients increased 16% and 18% for the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021. Average basis point rate billed to clients increased by 4.0% and 3.3% for the three and six months ended June 30, 2022, respectively, compared to the same periods of 2021.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Equity-based compensation	$2,376	$749	$1,627	217%	$4,687	$1,272	$3,415	268%
All other cost of revenue	18,543	14,827	3,716	25%	37,404	28,626	8,778	31%
Total cost of revenue	$20,919	$15,576	$5,343	34%	$42,091	$29,898	$12,193	41%
Percent of revenue	28%	26%			29%	25%

Cost of revenue changed as follows:

	Change From 2021 to 2022 QTD	Change From 2021 to 2022 YTD

Increased payroll and related	$2,440	$6,107
Increased equity-based compensation	1,627	3,415
Increased travel and entertainment	361	486
Increased depreciation and amortization	324	563
Increased facilities and infrastructure expenses	276	402
Increased data costs	267	606
Increased outside services and contractors	109	393
(Decreased) increased technology	(48)	240
Other items	(13)	(19)
Total change	$5,343	$12,193

The increase in cost of revenue for the three and six months ended June 30, 2022 was primarily due to increased payroll and related costs as a result of headcount growth of additional employees across our client services, onboarding and reconciliation teams to support a larger client base as well as increased equity-based compensation due to increased grant-date fair value of equity awards and higher headcount. Cost of revenue headcount grew at a faster rate than overall revenue growth as we continue to expand our scale to support our expected continued international expansion. International revenue grew to 15% and 14% of revenues in the three and six months ended June 30, 2022, respectively, compared to 8% and 9% in the three and six months ended June 30, 2021, respectively. In addition, cost of revenue increased due to increased travel and entertainment costs due to a reduction in travel restrictions related to the COVID-19 pandemic, increased data costs to support a larger client base, higher utilization of third-party contractors on operational activities, and increased allocation of facilities cost and depreciation.

Operating Expenses

Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Equity-based compensation	$4,565	$2,034	$2,531	124%	$8,870	$3,686	$5,184	141%
All other research and development	18,271	14,706	3,565	24%	35,260	28,890	6,370	22%
Total research and development	$22,836	$16,740	$6,096	36%	$44,130	$32,576	$11,554	35%
Percent of revenue	31%	27%			31%	28%

Research and development expenses changed as follows:

	Change From 2021 to 2022 QTD	Change From 2021 to 2022 YTD

Increased equity-based compensation	$2,531	$5,184
Increased payroll and related	1,977	3,712
Increased technology	1,091	2,067
Increased travel and entertainment	214	261
Increased facilities and infrastructure expenses	187	238
Other items	96	92
Total change	$6,096	$11,554

The increase in research and development expense for the three month and six months ended June 30, 2022 was primarily due to increased equity-based compensation due to increased grant-date fair value of equity awards and higher headcount, as well as increased payroll and related costs as a result of headcount growth of additional employees to focus on new offerings. In addition, research and development expense increased due to increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, increased travel and entertainment costs due to a reduction in travel restrictions related to the COVID-19 pandemic, and increased allocation of facilities costs.

Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Equity-based compensation	$3,215	$1,295	$1,920	148%	$6,511	$2,127	$4,384	206%
All other sales and marketing	9,859	7,519	2,340	31%	18,556	13,898	4,658	34%
Total sales and marketing	$13,074	$8,814	$4,260	48%	$25,067	$16,025	$9,042	56%
Percent of revenue	18%	14%			17%	14%

Sales and marketing expense changed as follows:

	Change From 2021 to 2022 QTD	Change From 2021 to 2022 YTD

Increased equity-based compensation	$1,920	$4,384
Increased payroll and related	1,389	3,737
Increased marketing	616	928
Increased travel and entertainment	503	665
Increased facilities and infrastructure expenses	106	151
Decreased outside services and contractors	(287)	(887)
Other items	13	64
Total change	$4,260	$9,042

The increase in sales and marketing expense for the three and six months ended June 30, 2022 was primarily due to increased equity-based compensation due to increased grant-date fair value of equity awards and higher headcount, as well as increased payroll and related costs as a result of additional employees to expand sales coverage. In addition, sales and marketing expense increased from higher marketing costs due to increased focus on public relations, events and branding across the globe, increased travel and entertainment costs due to a reduction in travel restrictions related to the COVID-19 pandemic. These increases were partially offset by lower utilization of third-party consultants supporting marketing initiatives.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Equity-based compensation	$6,035	$2,613	$3,422	131%	$11,999	$4,471	$7,528	168%
All other general and administrative	9,418	8,571	847	10%	18,494	14,256	4,238	30%
Total general and administrative	$15,453	$11,184	$4,269	38%	$30,493	$18,727	$11,766	63%
Percent of revenue	21%	18%			21%	16%

General and administrative expenses changed as follows:

	Change From 2021 to 2022 QTD	Change From 2021 to 2022 YTD

Increased equity-based compensation	$3,422	$7,528
Increased outside services and contractors	1,199	1,980
Increased insurance	747	1,521
Increased payroll and related	397	1,158
Increased travel and entertainment	263	436
Increased facilities and infrastructure expenses	102	327
Increased technology	19	461
Decreased recruiting	(751)	(781)
Decreased Up-C structure expenses	(926)	(768)
Other items	(203)	(96)
Total change	$4,269	$11,766

The increase in general and administrative expense for the three and six months ended June 30, 2022 was primarily due to increased equity-based compensation expense due to increased grant-date fair value of equity awards and additional headcount, and higher utilization of accounting and legal professional services in connection with being a public company. In addition, general and administrative expenses increased due to insurance costs for our directors and officers, increased payroll and related costs as a result of headcount growth of additional employees, increased travel and entertainment expense due to a reduction in travel restrictions related to the COVID-19 pandemic, increased allocation of facility costs and increased technology costs. These increases were partially offset by decreased costs associated with creating the Up-C structure, including costs related to the Tax Receivable Agreement, and decreased third-party agency recruitment costs.

Non-Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Interest expense, net	$403	$8,510	$(8,107)	(95%)	$832	$16,959	$(16,127)	(95%)
Tax receivable agreement expense	$3,100	—	$3,100	NMF	$3,100	—	$3,100	NMF
Other (income) expense, net	$(444)	$(13)	$(431)	3315%	$(359)	$65	$(424)	(652%)

The decrease in interest expense, net for the three and six months ended June 30, 2022 is due to lower borrowings under the New Credit Agreement compared with borrowings under the Previous Credit Agreement.

Tax receivable agreement expense relates to payments we anticipate making under the TRA. This expense is incurred in lieu of income tax expense when we utilize tax deductions subject to our TRA. Absent the utilization of these deductions we would be projecting to have taxable income in the current year, which would ordinarily incur income tax expense in our financial results. Absent the Up-C structure and TRA, income tax expense would have increased by $3.6 million and the TRA expense would be zero. Effectively, the Up-C structure and TRA are reducing total expenses for the Company by $500 thousand for the three and six months ended June 30, 2022. There are many assumptions and considerations that impact our taxable income position in the current year, some of which are out of our direct control. As such, the estimate of our taxable income position (and thus, the TRA expense we incur) for the current year could change significantly. Note that if our current estimates and assumptions do not change then the TRA liability related to this expense is expected to be paid in Q4 2023.

Other expense, net relates to foreign exchange gains and losses driven by fluctuations in exchange rates.

Provision for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Provision for income taxes	$298	$276	$22	8%	$535	$320	$215	67%

The increase in provision for income taxes for the three and six months ended June 30, 2022 relates to change in mix of foreign jurisdiction taxable income in the period.

Liquidity and Capital Resources

To date, we have primarily financed our operations through cash flows from operations and financing activities.

As of June 30, 2022, we had cash and cash equivalents of $278.6 million. Cash and cash equivalents primarily consist of money market mutual funds, which are highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. We believe our existing cash and cash equivalents will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. Our future financing requirements will depend on many factors, including our growth rate, revenue retention rates, the timing and extent of spending to support development of our platform and any future investments or acquisitions we may make. Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Risk Factors” in the Annual Report.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2022	2021
	(In thousands)
Net cash provided by (used in) operating activities	$25,167	$(16,352)
Net cash used in investing activities	(6,968)	(2,231)
Net cash provided by (used in) financing activities	7,196	(1,341)
Effect of exchange rate changes on cash and cash equivalents	(1,346)	(133)
Net change in cash and cash equivalents during the period	$24,049	$(20,057)

Cash Flows from Operating Activities

Net cash provided by operating activities of $25.2 million during the six months ended June 30, 2022 was primarily the result of our net loss plus non-cash charges, including equity-based compensation, tax receivable agreement expense, operating lease expense and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, an increase in deferred commissions and a decrease in accrued expenses and other liabilities. Accounts receivable increased $5.4 million, which is comprised of $2.6 million from growth in revenues and $2.8 million from ageing of small receivable balances across several customers due to short-term deterioration in days sales outstanding which we continue to believe is collectible. The increase in deferred commissions is due to higher revenues during the period. Accrued expenses and other liabilities decreased $7.1 million primarily due to payment of fiscal year 2021 bonuses to employees.

Net cash used in operating activities of $16.4 million during the six months ended June 30, 2021 was primarily the result of changes in operating assets and liabilities that decreased operating cash flow by $35.0 million. Accounts receivable increased $12.2 million during the period, which is comprised of $7.7 million from growth in revenues and $4.5 million from aging of receivables due to certain clients changing their internal systems and processes which caused a delay in remittance of payment. Prepaid expenses and other assets increased by $11.4 million primarily from the prepayment of management fees to certain affiliates of the Principal Equity Owners in the amount of $9.6 million. Accrued expenses and other liabilities decreased $9.5 million primarily due to payment of sales tax liabilities of $5.4 million, and reimbursement of $4.9 million in excess contribution to investors as part of a recapitalization transaction performed in October 2020.

Cash Flows from Investing Activities

Net cash used in investing activities of $7.0 million during the six months ended June 30, 2022 was attributable to purchase of property and equipment and short-term investments, and internally developed software.

Net cash used in investing activities of $2.2 million during the six months ended June 30, 2021 was attributable to purchase of property and equipment, and internally developed software.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 was $7.2 million, of which $6.4 million was proceeds from the exercise of options and $2.4 million was proceeds from our employee stock purchase plan, which was partially offset by $1.4 million used in the repayment of borrowings and $0.2 million used in the repayment of costs associated with the IPO.

Net cash used in financing activities during the six months ended June 30, 2021 was $1.3 million, of which $1.5 million was used in the repayment of borrowings, $0.6 million was used in the repurchase of common units, $0.6 million was used to pay minimum tax withholding on behalf of employees for net unit settlement, and $0.4 million was used for the payment of costs associated with the IPO, which was partially offset by $1.6 million proceeds from the issuance of common units and $0.3 million proceeds from the exercise of options.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements and related notes, which have been prepared in accordance with GAAP. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.

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

JOBS Act Accounting Election

We meet the definition of an emerging growth company under the Jumpstart Our Business Startups Act of 2012, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 2, “Recently Adopted Accounting Pronouncements” in the accompanying unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

AUM Market Price Risk

Substantially all of our revenue is derived from fees that are primarily based on the amount of assets on our platform. These fees are stated in basis points, or 1/100th of 1%. Though in substantially all cases we charge a minimum fee regardless of the assets that are loaded onto our platform, our revenues fluctuate based on the value of the assets that our clients maintain on our platform. Movements in funds invested between different securities or fluctuations in securities prices or investment performance could cause the value of AUM to decline, which would result in lower fees we receive from our clients.

Interest Rate Risk

We have interest rate risk relating to debt and associated interest expense under the New Credit Agreement, which is indexed to LIBOR or LIBOR equivalent once LIBOR is phased out. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical increase or decrease in LIBOR of 100 basis points would increase or decrease, respectively, our interest expense by approximately $0.5 million on an annual basis, based on our $52.9 million debt balance under the New Credit Agreement at June 30, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On April 30, 2022, we issued to stockholders 172,790 shares of Class A common stock upon the exchange of the same number of shares of our Class B common stock and corresponding LLC Interests held by such stockholders.

On May 31, 2022, we issued to stockholders 15,000 shares of Class A common stock upon the exchange of the same number of shares of our Class B common stock and corresponding LLC Interests held by such stockholders.

On June 30, 2022, we issued to stockholders 1,622,921 shares of Class A common stock upon the exchange of the same number of shares of our Class B common stock and corresponding LLC Interests held by such stockholders.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits filed or furnished herewith are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Certificate of Incorporation of Clearwater Analytics Holdings, Inc., dated September 27, 2021	8-K filed September 28, 2021	001-40838	3.1
3.2	Amended and Restated Bylaws of Clearwater Analytics Holdings, Inc., dated September 27, 2021	8-K filed September 28, 2021	001-40838	3.2
10.1*	Advisory Services Agreement between Clearwater Analytics Holdings, Inc. and Marcus Ryu, dated April 16, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 5, 2022	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)