Form 10-Q
period 2022-09-30
Clearwater Analytics Holdings, Inc.
filed 2022-11-04
CIK 1866368

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of October 28, 2022, the number of outstanding shares of the registrant’s common stock was:

59,226,257 shares of Class A common stock.

1,654,530 shares of Class B common stock.

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
•
“QTD” for any given year means the three months ended September 30 of that year.

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
•
“YTD” for any given year means the nine months ended September 30 of that year.

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
•
there is no assurance that we will be able to complete our acquisition of JUMP Technology on our expected timing or at all, successfully integrate the operations and technology of JUMP Technology with those of our Company or retain the management and employees or clients of JUMP Technology; and
•
those described in the section titled “Risk Factors” in our Annual Report and in periodic reports that we file with the SEC, and our reports to shareholders. These filings are available at www.sec.gov and on our website.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Clearwater Analytics Holdings, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts and per share amounts, unaudited)

	September 30	December 31
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$288,523	$254,597
Short-term investments	3,000	—
Accounts receivable, net	65,241	50,190
Prepaid expenses and other current assets	16,382	16,551
Total current assets	373,146	321,338
Property and equipment, net	13,534	10,738
Operating lease right-of-use assets, net	21,402	—
Deferred contract costs, non-current	5,765	5,687
Debt issuance costs - line of credit	776	922
Other non-current assets	5,105	5,670
Total assets	$419,728	$344,355
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,714	$1,416
Accrued expenses and other current liabilities	25,745	27,032
Notes payable, current portion	2,750	2,750
Operating lease liability, current portion	5,343	—
Total current liabilities	35,552	31,198
Notes payable, less current maturities and unamortized debt issuance costs	49,158	51,157
Operating lease liability, less current portion	17,411	—
Tax receivable agreement liability	5,700	—
Other long-term liabilities	1,644	132
Total liabilities	109,465	82,487
Stockholders' Equity
Class A common stock, par value $0.001 per share; 1,500,000,000 shares authorized, 59,199,868 shares issued and outstanding as of September 30, 2022, 47,948,888 shares issued and outstanding as of December 31, 2021	59	48
Class B common stock, par value $0.001 per share; 500,000,000 shares authorized, 1,662,802 shares issued and outstanding as of September 30, 2022, 11,151,110 shares issued and outstanding as of December 31, 2021	2	11
Class C common stock, par value $0.001 per share; 500,000,000 shares authorized, 47,377,587 shares issued and outstanding as of September 30, 2022 and December 31, 2021	47	47
Class D common stock, par value $0.001 per share; 500,000,000 shares authorized, 130,083,755 shares issued and outstanding as of September 30, 2022 and December 31, 2021	130	130
Additional paid-in-capital	432,640	388,591
Accumulated other comprehensive loss	(1,880)	(34)
Accumulated Deficit	(184,648)	(191,926)
Total stockholders' equity attributable to Clearwater Analytics Holdings, Inc.	246,350	196,867
Non-controlling interests	63,913	65,001
Total stockholders' equity	310,263	261,868
Total liabilities and Stockholders' Equity	$419,728	$344,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share amounts and per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$76,552	$64,489	$220,739	$182,259
Cost of revenue(2)	22,720	17,785	64,811	47,683
Gross profit	53,832	46,704	155,928	134,576
Operating expenses:
Research and development(2)	25,438	18,415	69,568	50,991
Sales and marketing(2)	13,187	10,126	38,254	26,151
General and administrative(2)	16,371	10,900	46,864	29,627
Total operating expenses	54,996	39,441	154,686	106,769
Income (loss) from operations	(1,164)	7,263	1,242	27,807
Interest (income) expense, net	(693)	8,302	139	25,261
Tax receivable agreement expense	2,600	—	5,700	—
Loss on debt extinguishment	—	10,303	—	10,303
Other income, net	(469)	(130)	(828)	(65)
Loss before provision for income taxes	(2,602)	(11,212)	(3,769)	(7,692)
Provision for income taxes	424	216	959	536
Net loss	(3,026)	(11,428)	(4,728)	(8,228)
Less: Net income (loss) attributable to non-controlling interests	(52)	(3,114)	277	86
Net loss attributable to Clearwater Analytics Holdings, Inc.	$(2,974)	$(8,314)	$(5,005)	$(8,314)

Net loss per share attributable to Class A and Class D common stockholders stock (Note 8) (1):
Basic	$(0.02)	$(0.05)	$(0.03)	$(0.05)
Diluted	$(0.01)	$(0.05)	$(0.02)	$(0.05)

Weighted average shares of Class A and Class D common stock outstanding:
Basic	187,824,531	177,449,844	184,026,378	177,449,844
Diluted	237,869,291	235,978,541	237,441,224	235,978,541

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
(2)
Amounts include equity-based compensation as follows:

Cost of revenue	$2,594	$899	$7,281	$2,171
Operating expenses:
Research and development	5,133	2,226	14,003	5,912
Sales and marketing	2,941	1,655	9,452	3,782
General and administrative	6,033	2,903	18,032	7,374
Total equity-based compensation expense	$16,701	$7,683	$48,768	$19,239

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(3,026)	$(11,428)	$(4,728)	$(8,228)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustment	(1,100)	(127)	(2,362)	(111)
Comprehensive loss	$(4,126)	$(11,555)	$(7,090)	$(8,339)
Less: Comprehensive loss attributable to non-controlling interests	(284)	(3,233)	(239)	(17)
Comprehensive loss attributable to Clearwater Analytics Holdings, Inc.	$(3,842)	$(8,322)	$(6,851)	$(8,322)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity (Deficit)

(In thousands, except share amounts, unaudited)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2021	47,948,888	$48	11,151,110	$11	47,377,587	$47	130,083,755	$130	$388,591	$(34)	$(191,926)	$65,001	$261,868
Exercise of options to purchase common stock	857,647	1	—	—	—	—	—	—	4,226	—	—	1,387	5,613
Equity-based compensation	—	—	—	—	—	—	—	—	12,067	—	—	3,960	16,028
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(226)	—	(74)	(300)
Net income	—	—	—	—	—	—	—	—	—	—	398	130	528
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	27	27
Effect of LLC unit exchanges	6,643,614	7	(6,643,614)	(7)	—	—	—	—	—	—	8,348	(8,348)	—
Balance at March 31, 2022	55,450,149	$55	4,507,496	$5	47,377,587	$47	130,083,755	$130	$404,884	$(260)	$(183,180)	$62,083	$283,764
Exercise of options to purchase common stock	105,251	—	—	—	—	—	—	—	603	—	—	168	771
Restricted stock units released	93,750	—	—	—	—	—	—	—	—	—	—	—	—
ESPP shares issued	200,220	1	—	—	—	—	—	—	1,877	—	—	523	2,401
Equity-based compensation	—	—	—	—	—	—	—	—	12,759	—	—	3,555	16,314
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(752)	—	(209)	(961)
Net loss	—	—	—	—	—	—	—	—	—	—	(2,428)	198	(2,230)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(834)	(834)
Effect of LLC unit exchanges	1,810,711	2	(1,810,711)	(2)	—	—	—	—	—	—	2,410	(2,410)	—
Balance at June 30, 2022	57,660,081	$58	2,696,785	$3	47,377,587	$47	130,083,755	$130	$420,123	$(1,012)	$(183,198)	$63,074	$299,225
Exercise of options to purchase common stock	188,758	—	—	—	—	—	—	—	1,218	—	—	324	1,542
Restricted stock units released	479,485	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for tax obligations	(162,439)	—	—	—	—	—	—	—	(2,025)	—	—	(539)	(2,564)
Equity-based compensation	—	—	—	—	—	—	—	—	13,324	—	—	3,549	16,873
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(868)	—	(232)	(1,100)
Net loss	—	—	—	—	—	—	—	—	—	—	(2,974)	(52)	(3,026)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(687)	(687)
Effect of LLC unit exchanges	1,033,983	1	(1,033,983)	(1)	—	—	—	—	—	—	$1,524	$(1,524)	—
Balance at September 30, 2022	59,199,868	$59	1,662,802	$2	47,377,587	$47	130,083,755	$130	$432,640	$(1,880)	$(184,648)	$63,913	$310,263

		Clearwater Analytics Holdings, Inc. Stockholders' Equity
	CWAN Holdings, LLC (Prior to Transactions) Members' Deficit	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total members' deficit
Balance at December 31, 2020	$(245,806)	—	—	—	—	—	—	—	—	$(98,860)	$58	—	—	$(344,608)
Issuance of common units	—	—	—	—	—	—	—	—	—	1,560	—	—	—	1,560
Repurchase of common units	—	—	—	—	—	—	—	—	—	(626)	—	—	—	(626)
Options withheld for minimum tax obligations for net unit settlement	—	—	—	—	—	—	—	—	—	(587)	—	—	—	(587)
Equity-based compensation	—	—	—	—	—	—	—	—	—	4,865	—	—	—	4,865
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	21	—	—	21
Net income	3,411	—	—	—	—	—	—	—	—	—	—	—	—	3,411
Balance at March 31, 2021	$(242,395)	—	—	—	—	—	—	—	—	$(93,648)	$79	—	—	$(335,964)
Exercise of options to purchase common units	—	—	—	—	—	—	—	—	—	251	—	—	—	251
Equity-based compensation	—	—	—	—	—	—	—	—	—	6,691	—	—	—	6,691
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(5)	—	—	(5)
Net loss	(211)	—	—	—	—	—	—	—	—	—	—	—	—	(211)
Balance at June 30, 2021	$(242,606)	—	—	—	—	—	—	—	—	$(86,706)	$74	—	—	$(329,238)
Activity prior to the Transactions
Exercise of options to purchase common units	—	—	—	—	—	—	—	—	—	8	—	—	—	8
Options withheld for minimum tax obligations for net unit settlement	—	—	—	—	—	—	—	—	—	(1,598)	—	—	—	(1,598)
Equity-based compensation	—	—	—	—	—	—	—	—	—	6,425	—	—	—	6,425
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(117)	—	—	(117)
Net income (loss)	(371)	—	—	—	—	—	—	—	—	—	—	—	—	(371)
Effect of the Transactions
Effect of organizational transactions	242,977	12,866,089	13	11,151,110	11	47,377,587	47	130,083,755	130	—	—	(243,178)	—	—
Issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	—	34,500,000	35	—	—	—	—	—	—	577,052	—	—	—	577,087
Allocation of equity to non-controlling interest	—	—	—	—	—	—	—	—	—	(122,813)	11	60,258	62,545	—
Activity subsequent to the Transactions
Equity-based compensation	—	—	—	—	—	—	—	—	—	946	—	—	312	1,258
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(8)	—	(2)	(10)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	(8,314)	(2,742)	(11,056)
Balance at September 30, 2021	$—	47,366,089	$47	11,151,110	$11	47,377,587	$47	130,083,755	$130	$373,314	$(40)	$(191,234)	$60,112	$242,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands, unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net loss	$(4,728)	$(8,228)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,499	2,204
Noncash operating lease cost	5,226	—
Equity-based compensation	48,768	19,239
Change in tax receivable agreement liability	5,700	—
Amortization of deferred contract acquisition costs	3,221	2,404
Amortization of debt issuance costs, included in interest expense	210	1,474
Deferred tax benefit	(590)	—
Debt extinguishment costs	—	10,303
Changes in operating assets and liabilities:
Accounts receivable, net	(15,051)	(16,117)
Prepaid expenses and other assets	1,618	(8,717)
Deferred commissions	(3,593)	(2,922)
Accounts payable	240	194
Accrued expenses and other liabilities	(4,673)	(8,893)
Net cash provided by (used in) operating activities	39,847	(9,059)
INVESTING ACTIVITIES
Purchases of property and equipment	(5,880)	(3,499)
Purchase of short-term investments	(3,000)	—
Net cash used in investing activities	(8,880)	(3,499)
FINANCING ACTIVITIES
Proceeds from issuance of common units	—	1,560
Proceeds from exercise of options	7,926	259
Minimum tax withholding paid on behalf of employees for net share/unit settlement	(2,564)	(2,185)
Repurchase of common units	—	(626)
Proceeds from employee stock purchase plan	2,401	—
Repayments of borrowings	(2,063)	(434,231)
Payments of costs associated with early repayment of debt	—	(2,029)
Proceeds from borrowings	—	55,000
Payment of debt issuance costs	—	(1,400)
Proceeds from initial public offering, net of underwriting discounts	—	582,188
Payment of costs associated with the IPO	(214)	(1,850)
Payment of tax distributions	(17)	—
Net cash provided by financing activities	5,469	196,686
Effect of exchange rate changes on cash and cash equivalents	(2,510)	(122)
Net increase in cash and cash equivalents during the period	33,926	184,006
Cash and cash equivalents, beginning of period	254,597	61,088
Cash and cash equivalents, end of period	$288,523	$245,094
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$766	$25,847
Cash paid for income taxes	$1,425	$67
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment included in accounts payable and accrued expense	$162	$325
Direct costs incurred with the IPO included in other assets and accrued expenses	$—	$3,251
Tax distributions to unitholders included in accrued expense	$1,646	$—

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

The Company headquarters are located in Boise, ID, and we operate in five offices throughout the U.S. and six offices internationally.

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

As of September 30, 2022, the Company owns 79.4% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class B and Class C common stock own the remaining 20.6% of the interests in CWAN Holdings. The attributes of the Company's classes of common stock are summarized in the following table:

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

Significant Accounting Policies

The Company's significant accounting policies are discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes during the three and nine months ended September 30, 2022, except as noted below.

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

Of the total revenue recognized for the three and nine months ended September 30, 2022, $0.1 million and $0.4 million was included in the deferred revenue balance as of December 31, 2021, respectively. Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were not material.

The following table presents the Company’s revenue disaggregated by geography, based on billing address of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$65,420	$59,445	$189,307	$166,765
Rest of World	11,132	5,044	31,432	15,494
Total revenue	$76,552	$64,489	$220,739	$182,259

Note 4. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets measured at fair value as of September 30, 2022 and December 31, 2021 in accordance with the fair value hierarchy (in thousands):

	September 30, 2022
	Level I	Level II	Level III	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$284,873	$—	$—	$284,873
Short-term investments:
Certificates of deposit	—	3,000	—	3,000
Total assets measured at fair value	$284,873	$3,000	$—	$287,873

	December 31, 2021
	Level I	Level II	Level III	Total
Financial Assets:
Cash and cash equivalents:
Money market funds	$248,744	$—	$—	$248,744
Total assets measured at fair value	$248,744	$—	$—	$248,744

During the nine months ended September 30, 2022 and year ended December 31, 2021, there were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy.

Note 5. Supplemental Consolidated Balance Sheet Information

Accounts Receivable, net

Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Unbilled accounts receivable	$27,696	$27,086
Billed accounts receivable	37,640	23,227
Allowance for doubtful accounts and reserves	(95)	(123)
Accounts receivable, net	$65,241	$50,190

The majority of invoices included within the unbilled accounts receivable balance are issued within the first few days of the month directly following the period of service.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid expenses	$10,233	$11,722
Deferred contract costs, current portion	3,867	3,573
Other current assets	2,282	1,256
Prepaid expense and other current assets	$16,382	$16,551

Property and equipment, net

Depreciation and amortization expense for the three months ended September 30, 2022 and 2021 was $1.4 million and $0.8 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $3.5 million and $2.2 million, respectively. Accumulated depreciation and amortization as of September 30, 2022 and December 31, 2021 was $15.5 million and $12.2 million, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued bonus	$6,652	$8,295
Accrued interest	424	9
Accrued benefits and retirement	4,866	4,368
Accrued vendor liabilities	4,819	4,756
Accrued commissions	2,217	2,350
Deferred revenue	1,293	795
Income tax payable	1,114	771
Accrued sales tax exposure	969	1,444
Tax distributions payable to Continuing Equity Owners	112	169
Deferred rent	—	1,514
Other current liabilities	3,279	2,561
Accrued expenses and other liabilities	$25,745	$27,032

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

Rent expense was $1.0 million and $2.7 million for the three and nine months ended September 30, 2021, respectively, which the Company recognized on a straight-line basis over the non-cancellable lease term.

Future minimum lease payments at December 31, 2021 under the Company’s non-cancellable leases were as follows (in thousands):

2022	$3,927
2023	3,843
2024	3,649
2025	3,434
2026	3,007
Thereafter	809
Total minimum lease payments	$18,669

Operating lease cost was $1.9 million and $5.2 million for the three and nine months ended September 30, 2022, respectively. Variable lease cost and short-term lease cost were immaterial during the three and nine months ended September 30, 2022. Future minimum lease payments at September 30, 2022 under the Company’s non-cancellable leases were as follows (in thousands):

2022 (remaining three months)	$1,602
2023	5,940
2024	5,555
2025	5,486
2026	4,839
Thereafter	1,190
Total future minimum lease payments	24,612
Less: Imputed interest	(1,858)
Present value of future minimum lease payments	22,754
Less: Current portion of operating lease liability	(5,343)
Operating lease liabilities - noncurrent	$17,411

The following table presents supplemental information for the Company's non-cancellable operating leases for the nine months ended September 30, 2022 (in thousands, except for weighted average and percentage data):

Weighted average remaining lease term	4.29
Weighted average discount rate	3.77%
Cash paid for amounts included in the measurement of lease liabilities	$1,534
Noncash right-of-use assets obtained in exchange for operating lease obligations(1)	$26,027
(1)
Amount includes (i) $23.1 million related to the adoption of ASC 842 for existing operating leases on January 1, 2022, (ii) $3.5 million related to the Company entering into new non-cancellable operating lease agreements during 2022, and (iii) partially offset by a noncash reduction of $0.6 million related to the remeasurement of the existing Noida, India lease due to a change in the lease term of the agreement.

Note 7. Non-controlling Interest

In connection with the Transactions, the Company became the sole managing member of CWAN Holdings, and has the sole voting interest in, and control of the management of, CWAN Holdings. As a result, the Company consolidates the financial results of CWAN Holdings. The non-controlling interest on our condensed consolidated balance sheet relates to the interests of CWAN Holdings held by the Continuing Equity Owners. The ownership of the LLC interests is summarized as follows:

	September 30, 2022		December 31, 2021
	Shares	Ownership %	Shares	Ownership %
Clearwater Analytics Holdings, Inc. interest in CWAN Holdings	189,283,623	79.4%	178,032,643	75.3%
Continuing Equity Owners' interest in CWAN Holdings	49,040,389	20.6%	58,528,697	24.7%
	238,324,012	100.0%	236,561,340	100.0%

Note 8. Loss Per Share

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A and Class D common stock for the periods following the Transactions (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(3,026)	$(11,428)	$(4,728)	$(8,228)
Less: Net income (loss) attributable to CWAN Holdings prior to the Transactions	—	(371)	—	2,829
Less: Net income (loss) attributable to non-controlling interests	(52)	(2,742)	277	(2,742)
Net loss attributable to Clearwater Analytics Holdings, Inc. - basic	(2,974)	(8,314)	(5,005)	(8,314)
Reallocation of net income (loss) attributable to non-controlling interests from the assumed exchange of Class B and Class C stock for Class A and Class D stock	(52)	(2,742)	277	(2,742)
Net loss attributable to Clearwater Analytics Holdings, Inc. - diluted	$(3,026)	$(11,056)	$(4,728)	$(11,056)

The following tables sets forth the computation of basic and diluted net loss per share of Class A and Class D common stock (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Class A	Class D	Class A	Class D
Basic net loss attributable to Class A and Class D common stockholders
Numerator:
Allocation of net loss attributable to Clearwater Analytics, Inc.	$(914)	$(2,060)	$(1,467)	$(3,538)
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	57,740,776	130,083,755	53,942,623	130,083,755
Basic net loss per share attributable to Class A and Class D common stockholders	$(0.02)	$(0.02)	$(0.03)	$(0.03)

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Class A	Class D	Class A	Class D
Diluted net loss attributable to Class A and Class D common stockholders
Numerator:
Undistributed loss for basic computation	$(914)	$(2,060)	$(1,467)	$(3,538)
Reallocation of earnings as a result of conversion of Class B to Class A shares and conversion Class C to Class D shares	146	(198)	273	4
Reallocation of earnings as a result of conversion of Class D to Class A shares	(2,258)	—	(3,534)	—
Allocation of undistributed loss	$(3,026)	$(2,258)	$(4,728)	$(3,534)

Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	57,740,776	130,083,755	53,942,623	130,083,755
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Conversion of Class B stock to Class A stock, and conversion of Class C stock to Class D stock	2,667,173	47,377,587	6,037,259	47,377,587
Conversion of Class D to Class A common shares outstanding	177,461,342	—	177,461,342	—
Weighted average number of shares of Class A and Class D common stock outstanding - diluted	237,869,291	177,461,342	237,441,224	177,461,342
Diluted net loss per share attributable to Class A and Class D common stockholders	$(0.01)	$(0.01)	$(0.02)	$(0.02)

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class D	Class A	Class D
Basic net loss attributable to Class A and Class D common stockholders
Numerator:
Allocation of net loss attributable to Clearwater Analytics, Inc.	$(2,219)	$(6,095)	$(2,219)	$(6,095)
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic(1)	47,366,089	130,083,755	47,366,089	130,083,755
Basic net loss per share attributable to Class and Class D common stockholders	$(0.05)	$(0.05)	$(0.05)	$(0.05)
(1)
Weighted average number of shares of Class A and Class D common stock outstanding represents only the period from September 24, 2021 to September 30, 2021, which represents the period wherein we had outstanding Class A and Class D common stock.

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class D	Class A	Class D
Diluted net loss attributable to Class A and Class D common stockholders
Numerator:
Undistributed loss for basic computation	$(2,219)	$(6,095)	$(2,219)	$(6,095)
Reallocation of earnings as a result of conversion of Class B to Class A shares and conversion Class C to Class D shares	(522)	(2,219)	(522)	(2,219)
Reallocation of earnings as a result of conversion of Class D to Class A shares	(8,314)	—	(8,314)	—
Allocation of undistributed loss	$(11,055)	$(8,314)	$(11,055)	$(8,314)

Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	47,366,089	130,083,755	47,366,089	130,083,755
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Conversion of Class B stock to Class A stock, and conversion of Class C stock to Class D stock	11,151,110	47,377,587	11,151,110	47,377,587
Conversion of Class D to Class A common shares outstanding	177,461,342	—	177,461,342	—
Weighted average number of shares of Class A and Class D common stock outstanding - diluted	235,978,541	177,461,342	235,978,541	177,461,342
Diluted net loss per share attributable to Class A and Class D common stockholders	$(0.05)	$(0.05)	$(0.05)	$(0.05)

Shares of the Company's Class B and Class C common stock do not participate in the earnings or losses of Clearwater Analytics Holdings, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.

The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share in the periods presented due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options of Clearwater Analytics Holdings, Inc.	10,163,645	13,041,159	10,939,998	13,041,159
RSUs of Clearwater Analytics Holdings, Inc.	713,091	61,845	1,044,382	61,845
Employee stock purchase plans	11,536	—	7,187	—
Total	10,888,272	13,103,004	11,991,567	13,103,004

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

Options

The following table summarizes the stock option activity for the nine months ended September 30, 2022 (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2021	22,315,171	$8.52
Granted	43,986	18.19
Exercised	(1,151,656)	6.88
Forfeited	(941,296)	10.48
Balance - September 30, 2022	20,266,205	$8.54	7.57	$169,187
Options vested - September 30, 2022	10,678,809	$6.78		$107,180

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2022 was $7.74 per share. The aggregate intrinsic value as of September 30, 2022 disclosed in the above table is based on the difference between the exercise price of the stock option and the closing stock price on the NYSE on September 30, 2022. As of September 30, 2022, the total unrecognized compensation expense related to unvested options was $51.4 million, which is expected to be recognized over a weighted average period of 2.3 years.

RSUs

During June 2021, the Company began to grant RSUs to employees. The summary of RSU activity for the nine months ended September 30, 2022 is as follows (in thousands, except per share data):

	Units Activity	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2021	6,070,668	$—
Granted	1,426,336	19.21
Released	(573,235)	—
Cancelled	(514,121)	—
Unvested units as of September 30, 2022	6,409,648		$107,618

The aggregate intrinsic value disclosed in the above table is based on the closing stock price on the NYSE on September 30, 2022. As of September 30, 2022, there was $88.5 million of unrecognized equity-based compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.9 years.

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

The following assumptions were used to calculate the fair value of options granted to employees on the date of grant using the Black-Scholes option-pricing model:

	Nine Months Ended September 30,
	2022	2021
Weighted-average grant date fair value per option	$7.74	$4.63
Fair value of units	$17.72 - $18.68	$12.40 - $23.89
Expected term (in years)	5.50	6.00 - 6.25
Expected volatility	44%	40% - 42%
Risk-free interest rates	1.8% - 2.0%	0.6% - 1.3%

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

On May 31, 2022, a total of 200,220 shares were issued to employees for the offering period ended May 31, 2022. As of September 30, 2022, total unrecognized equity-based compensation costs related to ESPP were $0.3 million, which is expected to be recognized over the remaining current offering period ending November 30, 2022.

ESPP payroll contributions accrued at September 30, 2022 totaled $1.4 million and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.
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

The following table provides details of the provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Loss before provision for income taxes	$(2,602)	$(11,212)	$(3,769)	$(7,692)
Provision for income taxes	424	216	959	536
Effective tax rate	(16.3%)	(1.9%)	(25.4%)	(7.0%)

For the three and nine months ended September 30, 2022, the Company’s effective tax rate was different than the statutory rate primarily because of foreign taxes, equity-based compensation and the valuation allowance on U.S. deferred tax assets. In addition, the Company is not liable for income taxes on the portion of CWAN Holdings’ earnings that are attributable to non-controlling interests.

For the three and nine months ended September 30, 2021, the Company’s effective tax rate was different than the statutory rate primarily because of foreign taxes and the valuation allowance on U.S. deferred tax assets. In addition, the Company is not liable for income taxes on the portion of CWAN Holdings’ earnings that are attributable to non-controlling interests.

The Company regularly monitors its uncertain tax positions, and as of September 30, 2022, there were no material unrecognized tax benefits that, if realized, would affect the estimated annual effective tax rate, nor do we expect any significant changes within the next 12 months.

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence as of September 30, 2022, we believe that it is more likely than not that the tax benefits of the U.S. losses incurred may not be realized. Accordingly, we have recorded a full valuation allowance against the tax benefits of the U.S. losses incurred. We intend to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.

On March 16, 2022, Idaho enacted House Bill 563 that amended portions of relevant tax laws. Due to our valuation allowance in the U.S., this legislation did not have a significant impact on the provision for income taxes for the three and nine months ended September 30, 2022. However, we expect our blended state tax rate to decrease due to the new law.

On August 9, 2022, the Creating Helpful Incentives to Produce Semiconductors Act (“CHIPS Act”) was passed into law and amended portions of relevant tax laws. The CHIPS Act did not have a significant impact on the provision for income taxes for the three and nine months ended September 30, 2022. We do not expect this legislation to materially affect us.

On August 16, 2022, the Inflation Reduction Act was passed into law and amended portions of relevant tax laws. The Inflation Reduction Act did not have a significant impact on the provision for income taxes for the three and nine months ended September 30, 2022. We do not expect this legislation to materially affect us.

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

The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The future tax benefits related to ownership exchanges as of September 30, 2022 are estimated to be $410 million, of which $348 million is estimated to be the associated TRA liability.

As noted above, the Company evaluated the realizability of its U.S. deferred tax assets and has recorded a full valuation against those benefits. As a result, the Company determined that it is not probable that payments will be made to TRA holders for these future tax benefits, and as such no TRA liability related to future years has been recorded as of September 30, 2022.

We are projecting taxable income for the current year and have recorded a TRA liability of $5.7 million as of September 30, 2022. There are many assumptions and considerations that impact our taxable income position in the current year, some of which are out of our direct control. As such, the estimate of our taxable income position (and thus, the TRA liability recognized) for the current year could change significantly.

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

Note 11. Commitments and Contingencies

On September 29, 2022, we announced our entry into a binding put option and exclusivity agreement that will lead to the acquisition of JUMP Technology, a privately held developer of an innovative, modular, technology platform that is dedicated to the investment management industry spanning investment managers, hedge funds, private banks, family offices, insurers, and institutional investors. We believe that this acquisition will expand our capabilities in investment management and operations with a complete front-to-back end solution. We will purchase JUMP Technology pursuant to the terms of a customary French put and exclusivity agreement for €75 million. Additionally, Employees will receive up to 3.8 million restricted stock units in the Company to be earned over four years from their grant date. The acquisition will add 100 employees serving 70 customers across Europe. The transaction is expected to close in the fourth quarter of 2022, subject to completion of French regulatory requirements and other closing conditions.

Note 12. Transactions with Related Parties

During January 2021, the Company paid $9.6 million in relation to management fees to Principal Equity Owners which is recorded as prepaid management fees within prepaid expenses and other current assets and non-current assets. The prepaid management fees are being amortized over four years. In the three months ended September 30, 2022 and 2021, the Company recognized a management fee to Principal Equity Owners of $0.6 million and $0.6 million, respectively. In the nine months ended September 30, 2022 and 2021, the Company recognized a management fee to Principal Equity Owners of $1.8 million and $1.7 million, respectively.

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

We have a 100% recurring revenue model. We charge our clients a fee that is primarily based on the amount of assets they manage on our platform, subject to contracted minimums. A majority of the assets on our platform are high-grade fixed income assets, leading to relatively low levels of volatility and highly predictable revenue streams. When applicable, we charge additional transaction fees for certain alternative asset classes or additional modules (e.g., derivatives and other financial instruments). For new clients, we are utilizing a commercial construct that includes a base fee for clients’ current assets; a variable fee that scales with the growth of the client’s assets, annual price increases and the ability to charge separately for additional functionality or modules.

On September 29, 2022, we announced our entry into a binding put option and exclusivity agreement that will lead to the acquisition of JUMP Technology, a privately held developer of an innovative, modular, technology platform that is dedicated to the investment management industry spanning investment managers, hedge funds, private banks, family offices, insurers, and institutional investors. We believe that this acquisition will expand our capabilities in investment management and operations with a complete front-to-back end solution. We will purchase JUMP Technology pursuant to the terms of a customary French put and exclusivity agreement for €75 million. Additionally, Employees will receive up to 3.8 million restricted stock units in the Company to be earned over four years from their grant date. The acquisition will add 100 employees serving 70 customers across Europe. The transaction is expected to close in the fourth quarter of 2022, subject to completion of French regulatory requirements and other closing conditions.

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
•
Expanding and Retaining Relationships with Existing Clients: Our future growth is dependent upon retaining our existing clients and expanding our relationships with these clients through increases in the amount of their assets on our platform. We have enjoyed consistent gross revenue retention rates of approximately 98% over the past fifteen quarters. The consistency in revenue retention creates predictability in our business and enables us to better plan our future investments. Our relationships with our clients expands as these clients add more assets to our platform, with our net revenue retention rates (as defined below under “—Key Operating Measures”) above 103% over the past two years. Clients may add assets as a result of acquiring new clients themselves or by acquiring new businesses or simply through organic growth, which produces additional assets that they manage using our platform. We believe that our client service model and technology platform are strong contributing factors in our attractive retention rates. As such, we expect to continue to invest in both our operations and research and development functions to maintain and increase our high levels of client satisfaction, which we believe will lead to strong client retention and expansion.
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
•
Fluctuations in the Market Value of Assets on the Platform: We generally bill our clients monthly in arrears based on a basis point rate applied to our clients’ assets on our platform, which can be influenced by general economic conditions. While 78% of the assets on our platform were high-grade fixed income securities and structured products as of December 31, 2021 and therefore typically subject to low levels of volatility, the value of our clients’ assets on our platform varies on a daily basis due to changes in securities prices, cash flow needs, incremental buying and selling of assets and other strategic priorities of our clients. For these reasons, our revenue is subject to fluctuations based on economic conditions, including market conditions and the changing interest rate environment. For example, our net revenue retention rate was impacted by decreases in clients’ assets on our platform resulting in a year to date impact of 5% reduction in growth of our annualized recurring revenue. Increasingly, we are contracting with new clients utilizing a base plus variable pricing model to mitigate the effects of the market fluctuations.

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

Interest (Income) Expense, Net

Interest (income) expense, net primarily relates to interest income on our cash and cash equivalents less interest expense from our debt obligations. Interest expense reflects interest accrued on our outstanding term loan during the course of the applicable period. The accrual of interest varies depending on the timing and amount of borrowings and repayments during the period as well as fluctuations in interest rates.

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

Loss on Debt Extinguishment

Loss on debt extinguishment related to our early repayment of borrowings under the Previous Credit Agreement. The debt was extinguished on September 28, 2021 in connection with the closing of the IPO.

Other Income, Net

Other income, net consists of foreign currency gains and losses.

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

Key Operating Measures

We consider certain operating measures, such as annualized recurring revenue, gross retention rates and net retention rates, in measuring the performance of our business. The following table summarizes these operating measures for the dates presented:

	Nine Months Ended September 30,
	2022	2021
Annualized recurring revenue (in thousands)	$303,560	$257,022
Gross revenue retention rate	98%	98%
Net revenue retention rate	103%	111%

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

Because a substantial majority of the assets on our platform are fixed income securities that typically have low levels of volatility with respect to their market value, the growth in annualized recurring revenue is generally not attributable to the fluctuating market value of the assets on our platform. Rather, the growth in annualized recurring revenue is due to an increase in the number of clients using our offering as well as from onboarding more assets of our existing clients onto our platform.

Annualized recurring revenue increased 18% on account of growth in our client base as we brought new clients onto our platform and also added additional assets onto our platform from existing clients. The increase in annualized recurring revenue was partially offset by the decreases in client’s assets on the platform from decreases in fixed income and equity security prices during the first 9 months of 2022 resulting in a 5% reduction in the growth of annualize recurring revenue.

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

Net revenue retention rate as of September 30, 2022 was 103% which represents growth in clients on our platform of 3% year over year. Net revenue retention rate as of September 30, 2022 decreased compared to net revenue retention rate as of September 30, 2021 primarily due to decreases in the market value of assets which clients maintain on our platform and decreased pricing of our clients’ fixed income securities.

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

Adjusted EBITDA and Adjusted EBITDA Margin

Adjusted EBITDA and Adjusted EBITDA Margin are supplemental performance measures that our management uses to assess our operating performance. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, net, (ii) loss on debt extinguishment, (iii) depreciation and amortization, (iv) equity-based compensation, (v) tax receivable agreement expense, (vi) transaction expenses, and (vii) other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

The following tables reconcile net loss to Adjusted EBITDA and include amounts expressed as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	(in thousands, except percentages)
Net loss	$(3,026)	(4%)	$(11,428)	(18%)	$(4,728)	(2%)	$(8,228)	(5%)
Adjustments:
Interest (income) expense, net	(693)	-1%	8,302	13%	139	0%	25,261	14%
Loss on debt extinguishment	—	0%	10,303	16%	—	0%	10,303	6%
Depreciation and amortization	1,381	2%	792	1%	3,499	2%	2,204	1%
Equity-based compensation	16,701	22%	7,683	12%	48,768	22%	19,239	11%
Tax receivable agreement expense	2,600	3%	—	0%	5,700	3%	—	0%
Transaction expenses(1)	1,327	2%	—	0%	1,327	1%	—	0%
Other expenses(2)	559	1%	1,430	2%	2,081	1%	3,825	2%
Adjusted EBITDA	18,849	25%	17,082	26%	56,786	26%	52,604	29%
Revenue	$76,552	100%	$64,489	100%	$220,739	100%	$182,259	100%
(1)
Transaction expenses include legal, accounting, banking, consulting, diligence, and other expenses related to completed and contemplated acquisitions.
(2)
Other expenses includes management fees to our investors, income taxes, foreign exchange gains and losses and other expenses that are not reflective of our core operating performance including the costs to set up our Up-C structure and the Tax Receivable Agreement.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Up-C structure expenses	$—	$726	$158	$1,652
Management fees and reimbursed expenses	604	618	1,792	1,702
Provision for income tax expense	424	216	959	536
Miscellaneous	(469)	(130)	(828)	(65)
Total other expenses	$559	$1,430	$2,081	$3,825

Results of Operations

The following tables set forth our results of operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$76,552	$64,489	$220,739	$182,259
Cost of revenue(1)	22,720	17,785	64,811	47,683
Gross profit	53,832	46,704	155,928	134,576
Operating expenses:
Research and development(1)	25,438	18,415	69,568	50,991
Sales and marketing(1)	13,187	10,126	38,254	26,151
General and administrative(1)	16,371	10,900	46,864	29,627
Total operating expenses	54,996	39,441	154,686	106,769
Income (loss) from operations	(1,164)	7,263	1,242	27,807
Interest (income) expense, net	(693)	8,302	139	25,261
Tax receivable agreement expense	2,600	—	5,700	—
Loss on debt extinguishment	—	10,303	—	10,303
Other income, net	(469)	(130)	(828)	(65)
Loss before income taxes	(2,602)	(11,212)	(3,769)	(7,692)
Provision for income taxes	424	216	959	536
Net loss	(3,026)	(11,428)	(4,728)	(8,228)
Less: Net income (loss) attributable to non-controlling interests	(52)	(3,114)	277	86
Net loss attributable to Clearwater Analytics Holdings, Inc.	$(2,974)	$(8,314)	$(5,005)	$(8,314)

(1)
Amounts include equity-based compensation as follows:

Cost of revenue	$2,594	$899	$7,281	$2,171
Operating expenses:
Research and development	5,133	2,226	14,003	5,912
Sales and marketing	2,941	1,655	9,452	3,782
General and administrative	6,033	2,903	18,032	7,374
Total equity-based compensation expense	$16,701	$7,683	$48,768	$19,239

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	100%	100%	100%	100%
Cost of revenue	30%	28%	29%	26%
Gross profit	70%	72%	71%	74%
Operating expenses:
Research and development	33%	29%	32%	28%
Sales and marketing	17%	16%	17%	14%
General and administrative	21%	17%	21%	16%
Total operating expenses	72%	61%	70%	59%
Income (loss) from operations	(2%)	11%	1%	15%
Interest (income) expense, net	(1%)	13%	0%	14%
Tax receivable agreement expense	3%	0%	3%	0%
Other income, net	(1%)	(0%)	(0%)	(0%)
Loss before income taxes	(3%)	(17%)	(2%)	(4%)
Provision for income taxes	1%	0%	0%	0%
Net loss	(4%)	(18%)	(2%)	(5%)

Comparison of the Three Months and Nine Months Ended September 30, 2022 and 2021 (unaudited)

Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Revenue	$76,552	$64,489	$12,063	19%	$220,739	$182,259	$38,480	21%

Revenue increased $12.1 million and $38.5 million for the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021. The increase was on account of growth in our client base as we brought new clients onto our platform, as well as changes to our existing clients’ assets on our platform. Average assets on our platform that were billed to new and existing clients increased 15% and 17% for the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021. Average basis point rate billed to clients increased by 3.7% and 3.4% for the three and nine months ended September 30, 2022, respectively, compared to the same periods of 2021.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Equity-based compensation	$2,594	$899	$1,695	189%	$7,281	$2,171	$5,110	235%
All other cost of revenue	20,126	16,886	3,240	19%	57,530	45,512	12,018	26%
Total cost of revenue	$22,720	$17,785	$4,935	28%	$64,811	$47,683	$17,128	36%
Percent of revenue	30%	28%			29%	26%

Cost of revenue changed as follows:

	Change From 2021 to 2022 QTD	Change From 2021 to 2022 YTD

Increased payroll and related	$1,699	$7,806
Increased equity-based compensation	1,695	5,110
Increased depreciation and amortization	406	969
Increased data costs	399	1,005
Increased travel and entertainment	379	865
Increased technology	286	526
Increased outside services and contractors	50	443
Increased facilities and infrastructure expenses	14	416
Other items	7	(12)
Total change	$4,935	$17,128

The increase in cost of revenue for the three and nine months ended September 30, 2022 was primarily due to increased payroll and related costs as a result of headcount growth of additional employees across our client services, onboarding and reconciliation teams to support a larger client base as well as increased equity-based compensation due to increased grant-date fair value of equity awards and higher headcount. Cost of revenue headcount grew at a faster rate than overall revenue growth as we continue to expand our scale to support our expected continued international expansion. International revenue grew to 15% and 14% of revenues in the three and nine months ended September 30, 2022, respectively, compared to 8% and 9% in the three and nine months ended September 30, 2021, respectively. In addition, cost of revenue increased due to increased data costs to support a larger client base, increased travel and entertainment costs due to a reduction in travel restrictions related to the COVID-19 pandemic, higher utilization of third-party contractors on operational activities, and increased allocation of facilities cost.

Operating Expenses

Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Equity-based compensation	$5,133	$2,226	$2,907	131%	$14,003	$5,912	$8,091	137%
All other research and development	20,305	16,189	4,116	25%	55,565	45,079	10,486	23%
Total research and development	$25,438	$18,415	$7,023	38%	$69,568	$50,991	$18,577	36%
Percent of revenue	33%	29%			32%	28%

Research and development expenses changed as follows:

	Change From 2021 to 2022 QTD	Change From 2021 to 2022 YTD

Increased payroll and related	$2,942	$6,653
Increased equity-based compensation	2,907	8,091
Increased technology	1,175	3,243
Increased travel and entertainment	175	437
Increased depreciation and amortization	174	234
Increased facilities and infrastructure expenses	69	307
Decreased outside services and contractors	(419)	(388)
Total change	$7,023	$18,577

The increase in research and development expense for the three month and nine months ended September 30, 2022 was primarily due to increased payroll and related costs as a result of headcount growth of additional employees to focus on new offerings, as well as increased equity-based compensation due to increased grant-date fair value of equity awards and higher headcount. In addition, research and development expense increased due to increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, increased travel and entertainment costs due to a reduction in travel restrictions related to the COVID-19 pandemic, and increased allocation of depreciation and facilities costs. These increases were partially offset by lower utilization of third-party consultants on development activities due to a focus on internal hiring of developers.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Equity-based compensation	$2,941	$1,655	$1,286	78%	$9,452	$3,782	$5,670	150%
All other sales and marketing	10,246	8,471	1,775	21%	28,802	22,369	6,433	29%
Total sales and marketing	$13,187	$10,126	$3,061	30%	$38,254	$26,151	$12,103	46%
Percent of revenue	17%	16%			17%	14%

Sales and marketing expense changed as follows:

	Change From 2021 to 2022 QTD	Change From 2021 to 2022 YTD

Increased equity-based compensation	$1,286	$5,670
Increased payroll and related	714	4,451
Increased marketing	734	1,635
Increased travel and entertainment	298	963
Increased technology	66	158
Increased facilities and infrastructure expenses	26	204
Decreased outside services and contractors	(69)	(955)
Other items	6	(23)
Total change	$3,061	$12,103

The increase in sales and marketing expense for the three and nine months ended September 30, 2022 was primarily due to increased equity-based compensation due to increased grant-date fair value of equity awards and higher headcount, as well as increased payroll and related costs as a result of additional employees to expand sales coverage. In addition, sales and marketing expense increased from higher marketing costs due to increased focus on public relations, events and branding across the globe including the in-person Clearwater Connect conference in September 2022, increased travel and entertainment costs due to a reduction in travel restrictions related to the COVID-19 pandemic, increased utilization of IT services and increased allocation of facilities cost. These increases were partially offset by lower utilization of third-party consultants supporting marketing initiatives.

General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Equity-based compensation	$6,033	$2,903	$3,130	108%	$18,032	$7,374	$10,658	145%
All other general and administrative	10,338	7,997	2,341	29%	28,832	22,253	6,579	30%
Total general and administrative	$16,371	$10,900	$5,471	50%	$46,864	$29,627	$17,237	58%
Percent of revenue	21%	17%			21%	16%

General and administrative expenses changed as follows:

	Change From 2021 to 2022 QTD	Change From 2021 to 2022 YTD

Increased equity-based compensation	$3,130	$10,658
Increased transaction expenses	1,327	1,327
Increased (decreased) outside services and contractors	(113)	1,867
Increased insurance	661	2,182
Increased technology	582	1,043
Increased payroll and related	379	1,537
Increased travel and entertainment	118	554
Increased (decreased) facilities and infrastructure expenses	(50)	285
Decreased Up-C structure expenses	(726)	(1,494)
Decreased recruiting	(189)	(970)
Other items	352	248
Total change	$5,471	$17,237

The increase in general and administrative expense for the three and nine months ended September 30, 2022 was primarily due to increased equity-based compensation expense due to increased grant-date fair value of equity awards and additional headcount, increased transaction expenses related to the pending acquisition of JUMP Technology, and utilization of accounting and legal professional services in connection with being a public company. In addition, general and administrative expenses increased due to insurance costs for our directors and officers, higher utilization of IT services, increased payroll and related costs as a result of headcount growth of additional employees, increased travel and entertainment expense due to a reduction in travel restrictions related to the COVID-19 pandemic, and allocation of facility costs. These increases were partially offset by decreased costs associated with setting up our the Up-C structure and the Tax Receivable Agreement, and decreased third-party agency recruitment costs.

Non-Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Interest (income) expense, net	$(693)	$8,302	$(8,995)	(108%)	$139	$25,261	$(25,122)	(99%)
Tax receivable agreement expense	2,600	—	2,600	NMF	5,700	—	5,700	NMF
Loss on debt extinguishment	—	10,303	(10,303)	(100%)	—	10,303	(10,303)	(100%)
Other income, net	(469)	(130)	(339)	261%	(828)	(65)	(763)	1174%

NMF - not meaningful

The decrease in interest (income) expense, net for the three and nine months ended September 30, 2022 is due to decreased interest expense from lower borrowings under the New Credit Agreement compared with borrowings under the Previous Credit Agreement, enhanced by increased interest income on our cash and cash equivalents from higher interest rates.

The TRA expense is incurred in the period in which we determine that it is probable that payments will be made under the terms of the TRA. Due to our current estimation that we will have taxable income because of the current tax law that requires capitalization of research and development expenses, we currently expect to utilize tax deductions subject to our TRA and have therefore recorded the associated TRA expense. There are many assumptions and considerations that impact our taxable income position in the current year, some of which are out of our direct control. As such, the estimate of our taxable income position (and thus, the TRA expense we incur) for the current year could change significantly. Note that if our current estimates and assumptions do not change then the TRA liability related to this expense is expected to be paid in the fourth quarter of 2023.

The loss on extinguishment relates to a prepayment premium and unamortized debt issue costs following the repayment of borrowings under the Previous Credit Agreement in September 2021. Other income, net relates to foreign exchange gains and losses driven by fluctuations in exchange rates.

Provision for Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change

Provision for income taxes	$424	$216	$208	96%	$959	$536	$423	79%

The increase in provision for income taxes for the three and nine months ended September 30, 2022 relates to change in mix of foreign jurisdiction taxable income in the period.

Liquidity and Capital Resources

To date, we have primarily financed our operations through cash flows from operations and financing activities.

As of September 30, 2022, we had cash and cash equivalents of $288.5 million. Cash and cash equivalents primarily consist of money market mutual funds, which are highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. We believe our existing cash and cash equivalents will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months, and the €75 million capital requirement for the closing of our acquisition of JUMP Technology, currently expected to be completed in the fourth quarter of 2022. Our future financing requirements will depend on many factors, including our growth rate, revenue retention rates, the timing and extent of spending to support development of our platform and any future investments or acquisitions we may make. Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Risk Factors” in the Annual Report.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
Net cash provided by (used in) operating activities	$39,847	$(9,059)
Net cash used in investing activities	(8,880)	(3,499)
Net cash provided by financing activities	5,469	196,686
Effect of exchange rate changes on cash and cash equivalents	(2,510)	(122)
Net increase in cash and cash equivalents	$33,926	$184,006

Cash Flows from Operating Activities

Net cash provided by operating activities of $39.8 million during the nine months ended September 30, 2022 was primarily the result of our net loss plus non-cash charges, including equity-based compensation, tax receivable agreement expense, operating lease expense and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, an increase in deferred commissions, a decrease in prepaid expenses and other assets and a decrease in accrued expenses and other liabilities. Accounts receivable increased $15.0 million, which is comprised of $4.9 million from growth in revenues and $10.1 million from ageing of receivable balances for certain customers due to short-term deterioration in days sales outstanding which we continue to believe is collectible. The increase in deferred commissions is due to higher revenues during the period. Prepaid expenses decreased primarily due to the amortization of existing prepaid balances. Accrued expenses and other liabilities decreased $4.7 million primarily due to payments for our operating leases, which were offset by increased accrued interest and deferred revenue.

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

Cash Flows from Investing Activities

Net cash used in investing activities of $8.8 million during the nine months ended September 30, 2022 was attributable to purchase of property and equipment and short-term investments, and internally developed software.

Net cash used in investing activities of $3.5 million during the nine months ended September 30, 2021 was attributable to purchase of property and equipment, and internally developed software.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was $5.5 million, of which $7.9 million was proceeds from the exercise of options and $2.4 million was proceeds from our employee stock purchase plan, which was partially offset by $2.6 million used to pay minimum tax withholding on behalf of employees for net share settlement, $2.1 million used in the repayment of borrowings and $0.2 million used in the repayment of costs associated with the IPO.

Net cash provided by financing activities during the nine months ended September 30, 2021 was $197.7 million, of which $582.2 million was proceeds from the IPO, net of underwriting discounts, $55.0 million was proceeds from borrowings under our New Credit Agreement, $1.6 million was proceeds from issuance of common units, $0.3 million proceeds from exercise of options, which was offset by $434.2 million repayment of borrowings and $2.0 million for prepayment premium and legal fees in relation to the early repayment of the Previous Credit Agreement, $2.2 million was used to pay minimum tax withholding on behalf of employees for net unit settlement, $1.9 million used to pay expense associated with the IPO, $1.4 million used for payment of debt issuance costs, and $0.6 million used in the repurchase of common units.

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

Interest Rate Risk

We have interest rate risk relating to debt and associated interest expense under the New Credit Agreement, which is indexed to LIBOR or LIBOR equivalent once LIBOR is phased out. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical increase or decrease in LIBOR of 100 basis points would increase or decrease, respectively, our interest expense by approximately $0.5 million on an annual basis, based on our $52.3 million debt balance under the New Credit Agreement at September 30, 2022.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

On July 31, 2022, we issued to stockholders 5,000 shares of Class A common stock upon the exchange of the same number of shares of our Class B common stock and corresponding LLC Interests held by such stockholders.

On August 31, 2022, we issued to stockholders 80,645 shares of Class A common stock upon the exchange of the same number of shares of our Class B common stock and corresponding LLC Interests held by such stockholders.

On September 30, 2022, we issued to stockholders 948,338 shares of Class A common stock upon the exchange of the same number of shares of our Class B common stock and corresponding LLC Interests held by such stockholders.

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

Company Name

Date: November 4, 2022	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)