Form 10-Q
period 2023-03-31
Clearwater Analytics Holdings, Inc.
filed 2023-05-05
CIK 1866368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-40838
______________________________________
Clearwater Analytics Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)
______________________________________

Delaware	87-1043711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 W. Main Street Suite 900 Boise, ID	83702
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (208) 433-1200
______________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 28, 2023, the number of outstanding shares of the registrant’s common stock was:
77,421,222 shares of Class A common stock.
1,414,251 shares of Class B common stock.
42,553,686 shares of Class C common stock.
119,957,656 shares of Class D common stock.

i

GLOSSARY
As used in this Quarterly Report on Form 10-Q, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise:
•“Company,” “we,” “us,” “our,” “Clearwater” and similar references refer, (1) following the consummation of the Transactions, to Clearwater Analytics Holdings, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including CWAN Holdings, and (2) prior to the completion of the Transactions, to CWAN Holdings and, unless otherwise stated, all of its direct and indirect subsidiaries.
•“Acquisition” refers to the acquisition of JUMP by Clearwater Analytics France SAS.
•“Acquisition Date” refers to November 30, 2022.
•“Annual Report” refers to our Annual Report on Form 10-K, dated December 31, 2022 (File No. 001-40838), as filed with the SEC on March 3, 2023.
•“Blocker Entities” refers to entities that, prior to the consummation of the Transactions, were affiliated with certain of the Continuing Equity Owners, each of which was a direct or indirect owner of LLC Interests in CWAN Holdings prior to the Transactions and is taxable as a corporation for U.S. federal income tax purposes.
•“Blocker Shareholders” refers to entities affiliated with certain of the Continuing Equity Owners, each of which was an owner of one or more of the Blocker Entities prior to the Transactions, which exchanged their interests in the Blocker Entities for shares of our Class A common stock, in the case of Other Continuing Equity Owners, and for shares of our Class D common stock, in the case of the Principal Equity Owners, in connection with the consummation of the Transactions.
•“Borrower” refers to Clearwater Analytics, LLC as borrower under the New Credit Agreement.
•“Continuing Equity Owners” refers collectively to direct or indirect holders of LLC Interests and/or our Class B common stock, Class C common stock and/or Class D common stock immediately following consummation of the Transactions, including the Principal Equity Owners and certain of our directors and officers and their respective Permitted Transferees who may exchange at each of the irrespective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock or Class C common stock, as the case may be (and such shares shall be immediately cancelled)) for newly issued shares of our Class A common stock or our Class D common stock, as the case may be, and additionally holders of shares of our Class D common stock may convert such shares at any time for newly issued shares of our Class A common stock, on a one-for-one basis (in which case their shares of our Class D common stock will be cancelled on a one-for-one basis upon any such issuance).
•“CWAN Holdings” refers to CWAN Holdings, LLC.
•“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
•“IPO” refers to our initial public offering, which closed in September 2021.
•“JUMP” refers to JUMP Technology SAS and its consolidated subsidiary JUMP Consulting Luxembourg S.a.r.l.
•“JOBS Act” means the Jumpstart Our Business Startups Act of 2012, as amended.
•“LLC Agreement” refers to CWAN Holdings, LLC’s Third Amended and Restated Limited Liability Company Agreement.
•“LLC Interests” refers to the common units of CWAN Holdings, LLC, including those that we purchased with a portion of the net proceeds from the IPO.
•“New Credit Agreement” refers to a new credit agreement which Clearwater Analytics, LLC entered into with JPMorgan Chase Bank, N.A. in connection with the closing of the IPO.
•“NYSE” refers to the New York Stock Exchange.
•“Other Continuing Equity Owners” refers to Continuing Equity Owners who are not also Principal Equity Owners.
•“Permira” refers to Permira Advisers LLC, one of our largest owners through holdings by its affiliates.

•“Permitted Transferee” refers to, subject to the provisions of the LLC Agreement, (a) with respect to any Principal Equity Owner, any of such Principal Equity Owner’s affiliates and (b) with respect to any Other Continuing Equity Owner, any such Other Continuing Equity Owner’s affiliates or, in the case of individuals, members of their immediate family.
•“Principal Equity Owners” refers to Welsh Carson, Warburg Pincus, Permira and their respective affiliates and Permitted Transferees.
•“QTD” for any given year means the three months ended March 31 of that year.
•“SaaS” refers to Software-as-a-Service.
•“SEC” refers to the Securities and Exchange Commission.
•“Securities Act” refers to the Securities Act of 1933, as amended.
•“Secondary Offering” refers to the sale by certain affiliates of Welsh Carson of an aggregate of 14,950,000 shares of Class A common stock in an underwritten secondary public offering.
•“Tax Receivable Agreement” or “TRA” refers to the Tax Receivable Agreement, dated as of September 28, 2021, by and among Clearwater Analytics Holdings, Inc., CWAN Holdings and the other parties thereto.
•“TRA Bonus Agreement” refers to the Tax Receivable Agreement Bonus Letters, each dated as of September 28, 2021, by and among Clearwater Analytics Holdings, Inc. and certain of our executive officers.
•“Transactions” refers to the organizational transactions described under “Transactions” in Note 1 to our unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.
•“Up-C” refers to the Company’s umbrella partnership-C-corporation organizational structure. See Note 1 “Organization and Description of Business” to our unaudited condensed consolidated financial statements of this Quarterly Report on Form 10-Q.
•“Warburg Pincus” refers to Warburg Pincus LLC, one of our largest owners through holdings by its affiliates.
•“Welsh Carson” refers to Welsh, Carson, Anderson & Stowe, one of our largest owners through holdings by its affiliates.

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
Important factors that could cause actual results, performance or achievements to differ materially from our expectations include, but are not limited to, the following:
•we operate in a highly competitive industry, with many companies competing for business from insurance companies, asset managers, corporations and government entities on the basis of a number of factors, including the quality and breadth of solutions and services provided, ability to innovate, reputation and the prices of services, and this competition could hurt our financial performance;
•we are dependent on fees based on the value of the assets on our platform for the vast majority of our revenues, and to the extent market volatility, a downturn in economic conditions or other factors cause negative trends or fluctuations in the value of the assets on our platform, our fee-based revenue and earnings may decline;
•because some of our sales efforts are targeted at large financial institutions, corporations and government entities, we face prolonged sales cycles, substantial upfront sales costs and less predictability in completing some of our sales. If our sales cycle lengthens, or if our upfront sales investments do not result in sufficient revenue, our results of operations may be harmed;
•we have experienced considerable revenue growth over the past several years, which may be difficult to sustain, and we depend on attracting and retaining top talent to continue growing and operating our business, and if we are unable to hire, integrate, develop, motivate and retain our personnel, we may not be able to maintain or manage our growth, which could have a material adverse effect on our business, financial condition or results of operations;
•if our investment accounting and reporting solutions, regulatory reporting solutions or risk management or performance analytics solutions fail to perform properly due to undetected errors or similar problems, our business, financial condition, reputation or results of operations could be materially adversely affected;
•our business relies heavily on computer equipment, cloud-based services, electronic delivery systems, networks and telecommunications systems and infrastructure, the Internet and the information technology systems of third parties. Any failures or disruptions in any of the foregoing could result in reduced revenues, increased costs and the loss of clients and could harm our business, financial condition, reputation and results of operations;
•our failure to successfully integrate acquisitions, including the JUMP acquisition, could strain our resources. In addition, there are significant risks associated with growth through acquisitions, which may materially adversely affect our business, financial condition or results of operations
•if we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed;
•if our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest, and our competitive position may be harmed;
•we may need to defend ourselves against third-party claims that we are infringing, misappropriating or otherwise violating others’ intellectual property rights, which could divert management’s attention, cause us to incur significant costs, and prevent us from selling or using the technology to which such rights relate;

•the Principal Equity Owners will continue to have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote;
•we are classified as a “controlled company,” and as a result, we qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements. In addition, the Principal Equity Owners’ interests may conflict with our interests and the interests of other stockholders
•provisions in our certificate of incorporation and bylaws, may have the effect of delaying or preventing a change of control or changes in our management; and
•those described in the section titled “Risk Factors” in our Annual Report and in periodic reports that we file with the SEC, and our reports to shareholders. These filings are available at www.sec.gov and on our website.

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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2022 included in our Annual Report.
v

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts and per share amounts, unaudited)

	March 31	December 31
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$220,845	$250,724
Short-term investments	19,229	4,890
Accounts receivable, net	78,931	72,575
Prepaid expenses and other current assets	29,986	28,157
Total current assets	348,991	356,346
Property and equipment, net	15,297	15,064
Operating lease right-of-use assets, net	26,362	24,114
Intangible assets, net	28,866	29,456
Goodwill	43,838	43,791
Long-term investments	16,749	—
Deferred contract costs, non-current	6,022	6,563
Other non-current assets	5,265	6,608
Total assets	$491,390	$481,942
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,656	$3,092
Accrued expenses and other current liabilities	35,357	42,119
Notes payable, current portion	2,750	2,750
Operating lease liability, current portion	6,446	5,851
Tax receivable agreement liability, current portion	12,200	12,200
Total current liabilities	59,409	66,012
Notes payable, less current maturities and unamortized debt issuance costs	47,826	48,492
Operating lease liability, less current portion	21,111	19,505
Other long-term liabilities	9,579	9,547
Total liabilities	137,925	143,556
Stockholders' Equity
Class A common stock, par value $0.001 per share; 1,500,000,000 shares authorized, 77,404,097 shares issued and outstanding as of March 31, 2023, 61,148,890 shares issued and outstanding as of December 31, 2022	77	61
Class B common stock, par value $0.001 per share; 500,000,000 shares authorized, 1,414,251 shares issued and outstanding as of March 31, 2023, 1,439,251 shares issued and outstanding as of December 31, 2022	1	1
Class C common stock, par value $0.001 per share; 500,000,000 shares authorized, 42,553,686 shares issued and outstanding as of March 31, 2023, 47,377,587 shares issued and outstanding as of December 31, 2022	43	47
Class D common stock, par value $0.001 per share; 500,000,000 shares authorized, 119,957,656 shares issued and outstanding as of March 31, 2023, 130,083,755 shares issued and outstanding as of December 31, 2022	120	130
Additional paid-in-capital	470,326	455,320
Accumulated other comprehensive income	1,742	609
Accumulated deficit	(183,288)	(186,647)
Total stockholders' equity attributable to Clearwater Analytics Holdings, Inc.	289,021	269,521
Non-controlling interests	64,444	68,865
Total stockholders' equity	353,465	338,386
Total liabilities and stockholders' equity	$491,390	$481,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share amounts and per share amounts, unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$84,606	$70,778
Cost of revenue(1)	24,825	21,172
Gross profit	59,781	49,606
Operating expenses:
Research and development(1)	28,100	21,294
Sales and marketing(1)	14,698	11,993
General and administrative(1)	23,306	15,040
Total operating expenses	66,104	48,327
Income (loss) from operations	(6,323)	1,279
Interest (income) expense, net	(1,356)	429
Other expense, net	186	85
Income (loss) before provision for income taxes	(5,153)	765
Provision for income taxes	264	237
Net income (loss)	(5,417)	528
Less: Net income (loss) attributable to non-controlling interests	(1,033)	130
Net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(4,384)	$398

Net income (loss) per share attributable to Class A and Class D common stockholders stock:
Basic	$(0.02)	$0.00
Diluted	$(0.02)	$0.00

Weighted average shares of Class A and Class D common stock outstanding:
Basic	192,993,574	178,517,480
Diluted	192,993,574	246,916,663

(1)Amounts include equity-based compensation as follows:

Cost of revenue	$2,243	$2,311
Operating expenses:
Research and development	4,655	4,305
Sales and marketing	3,965	3,296
General and administrative	12,337	5,964
Total equity-based compensation expense	$23,200	$15,876
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(5,417)	$528
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	1,374	(300)
Unrealized gains on available-for-sale investments	41	—
Comprehensive income (loss)	$(4,002)	$228
Less: Comprehensive income (loss) attributable to non-controlling interests	(752)	56
Comprehensive income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(3,250)	$172
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity
(In thousands, except share amounts, unaudited)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2022	61,148,890	$61	1,439,251	$1	47,377,587	$47	130,083,755	$130	$455,320	$609	$(186,647)	$68,865	338,386
Exercise of options to purchase common stock	790,873	1	—	—	—	—	—	—	2,158	—	—	534	2,693
Restricted stock units released	1,150,785	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for net share settlement and other	(661,451)	—	—	—	—	—	—	—	(5,832)	—	—	(1,443)	(7,275)
Equity-based compensation	—	—	—	—	—	—	—	—	18,680	—	—	4,621	23,301
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,101	—	273	1,374
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	33	—	8	41
Net loss	—	—	—	—	—	—	—	—	—	—	(4,384)	(1,033)	(5,417)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	362	362
Effect of LLC unit exchanges	14,975,000	15	(25,000)	—	(4,823,901)	(5)	(10,126,099)	(10)	—	—	7,743	(7,743)	—
Balance at March 31, 2023	77,404,097	$77	1,414,251	$1	42,553,686	$43	119,957,656	$120	$470,326	$1,742	$(183,288)	$64,444	$353,465

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2021	47,948,888	$48	11,151,110	$11	47,377,587	$47	130,083,755	$130	$388,591	$(34)	$(191,926)	$65,001	261,868
Exercise of options to purchase common stock	857,647	1	—	—	—	—	—	—	4,226	—	—	1,387	5,613
Equity-based compensation	—	—	—	—	—	—	—	—	12,067	—	—	3,960	16,028
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(226)	—	(74)	(300)
Net income	—	—	—	—	—	—	—	—	—	—	398	130	528
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	27	27
Effect of LLC unit exchanges	6,643,614	7	(6,643,614)	(7)	—	—	—	—	—	—	8,348	(8,348)	—
Balance at March 31, 2022	55,450,149	$55	4,507,496	$5	47,377,587	$47	130,083,755	$130	$404,884	$(260)	$(183,180)	$62,083	$283,764
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$(5,417)	$528
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,449	959
Noncash operating lease cost	1,852	1,540
Equity-based compensation	23,200	15,876
Amortization of deferred contract acquisition costs	1,201	965
Amortization of debt issuance costs, included in interest expense	70	69
Deferred tax expense (benefit)	(36)	24
Realized gain on investments	(87)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(6,139)	(2,989)
Prepaid expenses and other assets	(1,586)	(1,113)
Deferred commissions	(586)	(811)
Accounts payable	(295)	(345)
Accrued expenses and other liabilities	(6,691)	(7,787)
Net cash provided by operating activities	7,935	6,916
INVESTING ACTIVITIES
Purchases of property and equipment	(1,717)	(2,227)
Purchases of available-for-sale investments	(34,161)	—
Proceeds from sale of available-for-sale investments	1,990	—
Proceeds from maturities of investments	1,242	—
Net cash used in investing activities	(32,646)	(2,227)
FINANCING ACTIVITIES
Proceeds from exercise of options	2,693	5,613
Taxes paid related to net share settlement of equity awards	(7,275)	—
Repayments of borrowings	(687)	(687)
Payment of costs associated with the IPO	—	(214)
Net cash provided by (used in) financing activities	(5,269)	4,712
Effect of exchange rate changes on cash and cash equivalents	101	(324)
Change in cash and cash equivalents during the period	(29,879)	9,077
Cash and cash equivalents, beginning of period	250,724	254,597
Cash and cash equivalents, end of period	$220,845	$263,674
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,350	$268
Cash paid for income taxes	$309	$370
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment included in accounts payable and accrued expense	$209	$—
Tax distributions payable to Continuing Equity Owners included in accrued expenses	$2,834	$11
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Organization and Description of Business
Clearwater Analytics Holdings, Inc. (the “Company” or “Clearwater) was incorporated as a Delaware corporation on May 18, 2021, as a holding company for the purpose of facilitating the IPO and other related transactions in order to carry on the business of the Company. Prior to the IPO, all business operations were conducted through Carbon Analytics Holdings, LLC, which changed its name to CWAN Holdings, LLC (“CWAN Holdings”) in connection with the IPO. Clearwater provides a SaaS solution for automated investment data aggregation, reconciliation, accounting and reporting services to insurers, investment managers, corporations, institutional investors and government entities. Following the IPO, Clearwater’s principal asset consists of ownership of common units in CWAN Holdings. As the sole managing member of CWAN Holdings, Clearwater operates and controls all the business operations of the Company. Our corporate structure following the IPO, as described above, is commonly referred to as an “Up-C” structure.
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
Transactions
In connection with the IPO, the Company completed the following organizational transactions (the “Transactions”):
•the amendment and restatement of the limited liability company agreement of CWAN Holdings to, among other things, appoint Clearwater Analytics Holdings, Inc. as the sole managing member of CWAN Holdings and provide certain exchange and redemption rights to direct or indirect holders of interests in CWAN Holdings and/or our Class B common Stock, Class C common Stock and/or Class D common stock immediately following consummation of the Transactions, including the Principal Equity Owners, and the Continuing Equity Owners;
•the amendment and restatement of the certificate of incorporation of Clearwater Analytics Holdings, Inc. to create Class A, B, C and D common stock;
•the mergers of Blocker Entities into Clearwater Analytics Holdings, Inc. and the issuance of Class A common stock, Class B common stock, Class C common stock, and Class D common stock to Blocker Shareholders and the Continuing Equity Owners. Blocker Entities refers to entities affiliated with certain of the Continuing Equity Owners, each of which was a direct or indirect owner of LLC Interests in CWAN Holdings prior to the Transactions and was taxable as a corporation for U.S. federal income tax purposes, and Blocker Shareholders refers to entities affiliated with certain of the Continuing Equity Owners, each of which was an owner of one or more of the Blocker Entities prior to the Transactions, which exchanged their interests in the Blocker Entities for shares of our Class A common stock, in the case of Continuing Equity Owners other than the Principal Equity Owners, and for shares of our Class D common stock, in the case of the Principal Equity Owners, in connection with the consummation of the Transactions;
•the issue of 11,151,110 shares of Class B common stock to Continuing Equity Owners other than the Principal Equity Owners and 47,377,587 shares of Class C common stock to the Principal Equity Owners, on a one-to-one basis with the number of common units of CWAN Holdings. Holders of our Class B and Class C common stock, along with the holders of our Class A and Class D common stock have certain voting rights, but holders of our Class B and Class C common stock do not have an economic interest in the Company;
•the issue of 130,083,755 shares of Class D common stock to the Principal Equity Owners, on a one-to-one basis, with the number of common units of CWAN Holdings. Holders of Class D common stock have certain voting rights and are entitled an economic interest in the Company; and

•the execution of the Tax Receivable Agreement, by and among Clearwater Analytics Holdings, Inc., CWAN Holdings, LLC and the other parties thereto (Note 12).
Secondary Offering
Pursuant to an underwriting agreement executed on March 8, 2023, certain affiliates of Welsh Carson (the “Selling Stockholders”) sold 14,950,000 shares of Class A common stock in an underwritten secondary public offering (the “Secondary Offering”). As part of the Secondary Offering, the Selling Stockholders exchanged a total of 4,823,901 shares of Class C common stock and 10,126,099 shares of Class D common stock, and corresponding units in CWAN Holdings, for an equivalent number of shares of Class A common stock that were purchased by the underwriters. The Company did not sell any securities in the Secondary Offering and did not receive any proceeds from the sale of the shares sold by the Selling Stockholders. The Company incurred $1.3 million in expenses associated with the Secondary Offering during the three months ended March 31, 2023, which is recorded as in general and administrative expenses.
As of March 31, 2023, the Company owns 81.8% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class B and Class C common stock own the remaining 18.2% of the interests in CWAN Holdings. The attributes of the Company's classes of common stock are summarized in the following table:

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

Significant Accounting Policies
The Company's significant accounting policies are discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes during the three months ended March 31, 2023, except as noted below.
Revenue Recognition
The Company earns revenue primarily from providing access to its SaaS platform solution to its customers, services that support the implementation on the SaaS platform, selling perpetual and term-based software licenses, maintenance and support, and professional services under contracts with customers. The Company recognizes revenue when it satisfies performance obligations under the terms of the contract in an amount that reflects the consideration the Company expects to receive in exchange for the services or licenses. The Company determines the appropriate amount of revenue to be recognized using the following steps: (i) identification of contracts with customers, (ii) identification of the performance obligations in the contract, (iii) determination of transaction price, (iv) allocation of contract transaction price to the performance obligations, and (v) recognition of revenue when or as the Company satisfies a performance obligation. Often contracts contain more than one performance obligation. Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct services that are promised to the customer.
SaaS
The Company’s SaaS services allow the customer to access the services without taking possession of the software. Non-refundable fees invoiced in advance of the delivery of the Company’s performance obligations are deemed set-up activities and are deferred as a material right and recognized over time, typically 12 months. After set-up activities, customers typically receive benefits from implementation services prior to the “go live” date, at which point they can use the platform as intended in the arrangement. We have determined these implementation services are generally a separate performance obligation. As the Company’s platform must stand ready to provide the services throughout the contract period, revenues are recognized as the services are provided over time beginning on the date the service is made available as intended in the arrangement. Customers generally have the right to cancel with 30 days’ notice with no penalty.
The Company typically bills its customers for SaaS services monthly in arrears based on a percentage of the average of the daily value of the assets within a customer’s accounts on the platform, or based on a fixed monthly base fee. Payment terms may vary by contract but generally include a requirement of payment within 30 days following the month in which services were provided.
Sales tax collected from customers and remitted to governmental authorities is not included in revenue and is reflected as a liability on the Company’s consolidated balance sheets.
Licenses
As a result of the acquisition of JUMP Technology (“JUMP”) on November 30, 2022, the Company earns license revenue through the sale of software license agreements to new customers and sales of additional licenses to the existing customers who can purchase additional users for existing licenses or purchase new licenses. Licenses can be either perpetual or term-based and provide the customer with a right to use the software. When a term license is purchased, maintenance and support is bundled with the license for the term of the license period. The Company requires customers purchasing perpetual licenses to also purchase maintenance and support services covering at least one year from the beginning of the perpetual license. The Company also offers professional services, including consulting and training, that are not integral to the functionality of the license.
We account for licenses, maintenance and support, and other services as separate performance obligations as they are each distinct. Revenue is recognized when the performance obligation is satisfied. Revenue from our perpetual and term-based licenses is recognized when the software is delivered or made available to the customer and all other revenue recognition criteria are satisfied. We satisfy our maintenance and support performance obligations and recognize revenue ratably over the maintenance and support term or license term, consistent with the pattern of benefit to the customer of such services. Professional services are provided on a time basis or over a contract term. We satisfy our professional services and training performance obligations and recognize the associated revenue as services are delivered.
The Company typically bills its customers for licenses and maintenance annually in advance and professional services are billed monthly in arrears as services are performed.

Investments
Investments primarily consist of money market funds, commercial paper, U.S. agency securities, corporate debt securities and certificates of deposit. The Company invests in a diversified portfolio of investment securities and limits the concentration of its investment in any particular security. We classify our investments with an original maturity of greater than three months, but less than one year, as short-term investments, and investments with maturities greater than one year as long-term investments.
Investments in debt securities that we have the positive intent and ability to hold until maturity are classified as held-to-maturity debt securities. Our held-to-maturity debt securities consist of short-term certificates of deposit which mature in less than one year. Held-to-maturity debt investments are recorded at amortized cost, which approximates fair value, and realized gains or losses are reported in earnings.
Available-for-sale securities consist of commercial paper, U.S. agency securities and corporate debt securities. Available-for-sale investments are recorded at fair value, and unrealized gains or losses related to changes in fair value between periods are reported in accumulated other comprehensive income (loss). Realized gains or losses related to available-for-sale investments are reported in earnings. We recognized a realized gain of $0.1 million during the three months ended March 31, 2023.
If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates the security for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other income (expense), net in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. As of March 31, 2023 and December 31, 2022, no allowance of credit losses related to our available-for-sale investments was recorded. Unrealized losses not resulting from credit losses are recorded through accumulated other comprehensive income (loss).
Note 3. Revenue Recognition
For SaaS offerings, the Company is applying the optional exemption to not disclose transaction price allocated to the remaining performance obligations as the Company’s performance obligations are part of contracts that have an expected original duration of one year or less.
For Licenses, the Company's remaining performance obligations represent the transaction price allocated to maintenance and support performance obligations that have yet to be satisfied. The following table includes estimated revenue expected to be recognized in the future related to maintenance and support performance obligations that are partially satisfied (in thousands):

	Remainder of 2023	2024	2025	2026	2027	Thereafter
Revenue expected to be recognized in the future as of March 31, 2023	$938	$448	$359	$217	$44	$—

Of the total revenue recognized for the three months ended March 31, 2023, $0.5 million was included in the deferred revenue balance as of December 31, 2022. Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were not material. Contract asset balances classified as current are $2.5 million as of March 31, 2023 and December 31, 2022. Contract asset balances classified as non-current are $0.8 million and $1.2 million as of March 31, 2023 and December 31, 2022, respectively.

The following table presents the Company’s revenue disaggregated by geography, based on billing address of the customer (in thousands):

	Three Months Ended March 31,
	2023	2022
United States	$70,059	$61,777
Rest of World	14,547	9,001
Total revenue	$84,606	$70,778
Note 4. Cash, Cash Equivalents and Investments
The following tables show the Company’s cash, cash equivalents and investments by significant investment category as of March 31, 2023 and December 31, 2022 in accordance with the fair value hierarchy (in thousands):

	March 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$16,305	$—	$—	$16,305	$16,305	$—	$—
Level 1 (1):
Money market funds	$189,394	$—	$—	$189,394	$189,394	$—	$—
Level 2 (2):
U.S. agency securities	$10,890	$55	$(1)	$10,944	$—	$4,993	$5,951
Commercial Paper	$14,746	$—	$—	$14,746	$14,746	$—	$—
Corporate debt securities	$22,446	$38	$(50)	$22,434	$400	$11,236	$10,798
Certificates of deposit	$3,000	$—	$—	$3,000	$—	$3,000	$—
Subtotal	$51,082	$93	$(51)	$51,124	$15,146	$19,229	$16,749
Total	$256,781	$93	$(51)	$256,823	$220,845	$19,229	$16,749

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$7,337	$—	$—	$7,337	$7,337	$—	$—
Level 1 (1):
Money market funds	$243,387	$—	$—	$243,387	$243,387	$—	$—
Level 2 (2):
Certificates of deposit	$3,000	$—	$—	$3,000	$—	$3,000	$—
Non-US Treasury securities	$1,890	$—	$—	$1,890	$—	$1,890	$—
Subtotal	$4,890	$—	$—	$4,890	$—	$4,890	$—
Total	$255,614	$—	$—	$255,614	$250,724	$4,890	$—
(1) Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.
(2) Level 2 fair value estimates are based on observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
During the three months ended March 31, 2023 and year ended December 31, 2022, there were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy.

Note 5. Business Combinations
On November 30, 2022, we completed our acquisition of JUMP, acquiring 100% of the outstanding common shares and voting interest in JUMP. We believe the acquisition will strengthen our position to become an industry-leading provider of innovative, end-to-end solutions to investment management companies globally. The total purchase consideration for the acquisition of JUMP was €75 million in cash, which approximated to $77.1 million based on the exchange rate at the time of acquisition. A total of €67.5 million cash was paid as purchase consideration upon completion of the acquisition. The Share Purchase Agreement includes an indemnification holdback which requires the remaining €7.5 million cash to be paid as purchase consideration over the subsequent two years subject to no indemnification claims being submitted. We expensed acquisition-related costs in the amount of $1.7 million in general and administrative expenses in the third and fourth quarter of 2022.
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

A total of 3,200,000 RSU equity awards were granted to JUMP employees on November 30, 2022 and are recognized separately from the acquisition of assets and assumptions of liabilities related to JUMP. The Company determined the fair value of each RSU awarded using the closing price of the Company's shares on the NYSE on November 30, 2022. The RSUs are either subject to time-based vesting conditions and vest over four years, or subject to performance-based vesting and vest upon achievement of targets tied to annual revenue growth in 2023. A total of $0.4 million and $5.1 million equity-based compensation related to JUMP employees is recorded in research and development expenses and general and administrative expenses, respectively, for the three months ended March 31, 2023.
Note 6. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the three months ended March 31, 2023 (in thousands):

Amount
Balance as of December 31, 2022	$43,791
Purchase accounting adjustment	(621)
Foreign currency translation adjustments	668
Balance as of March 31, 2023	$43,838
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$25,468	$(1,213)	$24,255	6.7
Customer relationships	4,462	(114)	4,348	12.7
Trade name / Trademarks	327	(64)	263	1.7
Total intangible assets	$30,257	$(1,391)	$28,866

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$25,086	$(305)	$24,781	6.9
Customer relationships	4,395	(29)	4,366	12.9
Trade name / Trademarks	322	(13)	309	1.9
Total intangible assets	$29,803	$(347)	$29,456
We recognized amortization expense of $1.1 million for the three months ended March 31, 2023. No amortization expense was recognized for the three months ended March 31, 2022.

Note 7. Supplemental Consolidated Balance Sheet Information
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Billed accounts receivable	$47,444	$41,718
Unbilled accounts receivable	31,632	30,963
Allowance for doubtful accounts and reserves	(145)	(106)
Accounts receivable, net	$78,931	$72,575
The majority of invoices included within the unbilled accounts receivable balance are issued within the first few days of the month directly following the period of service.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid expenses	$16,819	$14,947
Deferred contract costs, current portion	4,141	4,215
Contract assets	2,469	2,518
Other receivable	3,105	4,142
Other current assets	3,452	2,335
Prepaid expense and other current assets	$29,986	$28,157
Property and equipment, net
Depreciation and amortization expense for the three months ended March 31, 2023 and 2022 was $2.4 million and $1.0 million, respectively. Accumulated depreciation and amortization as of March 31, 2023 and December 31, 2022 was $15.9 million and $14.5 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued benefits and retirement	$8,048	$10,566
Accrued vendor liabilities	6,677	4,811
Acquisition holdback liability, current portion	3,896	3,770
Accrued bonus	3,348	10,005
Deferred revenue	3,479	1,185
Tax distributions payable to Continuing Equity Owners	2,834	3,196
Accrued commissions	1,509	2,709
Income tax payable	851	920
Other current liabilities	4,715	4,957
Accrued expenses and other liabilities	$35,357	$42,119

Other Long-term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Deferred tax liabilities	$5,697	$5,932
Acquisition holdback liability	3,619	3,496
Asset retirement obligation	158	119
Tax receivable agreement liability	105	—
Other long-term liabilities	$9,579	$9,547
Note 8. Leases
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
Operating lease cost was $1.9 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively. Variable lease cost and short-term lease cost were immaterial during the three months ended March 31, 2023 and 2022. Future minimum lease payments at March 31, 2023 under the Company’s non-cancellable leases were as follows (in thousands):

2023 (remaining nine months)	$5,740
2024	7,319
2025	7,430
2026	6,813
2027	2,815
Thereafter	160
Total future minimum lease payments	30,277
Less: Imputed interest	(2,720)
Present value of future minimum lease payments	27,557
Less: Current portion of operating lease liability	(6,446)
Operating lease liabilities - noncurrent	$21,111

The following table presents supplemental information for the Company's non-cancellable operating leases for the three months ended March 31, 2023 and 2022 (in thousands, except for weighted average and percentage data):

	Three Months Ended March 31,
	2023	2022
Weighted average remaining lease term	4.04	4.66
Weighted average discount rate	4.67%	3.33%
Cash paid for amounts included in the measurement of lease liabilities	$1,905	$1,400
Leased assets obtained in exchange for new lease liabilities	$3,637	$24,522
Note 9. Non-controlling Interest
The Company is the sole managing member of CWAN Holdings, and has the sole voting interest in, and control of the management of, CWAN Holdings. As a result, the Company consolidates the financial results of CWAN Holdings. The non-controlling interest on our condensed consolidated balance sheet relates to the interests of CWAN Holdings held by the Continuing Equity Owners. The ownership of the LLC interests is summarized as follows:

	March 31, 2023		December 31, 2022
	Shares	Ownership %	Shares	Ownership %
Clearwater Analytics Holdings, Inc. interest in CWAN Holdings	197,361,753	81.8%	191,232,645	79.7%
Continuing Equity Owners' interest in CWAN Holdings	43,967,937	18.2%	48,816,838	20.3%
	241,329,690	100.0%	240,049,483	100.0%
Note 10. Earnings (Loss) Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net earnings (loss) per share of Class A and Class D common stock (in thousands):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income (loss)	$(5,417)	$528
Less: Net income (loss) attributable to non-controlling interests	(1,033)	130
Net income (loss) attributable to Clearwater Analytics Holdings, Inc. - basic	(4,384)	398
Reallocation of net income attributable to non-controlling interests from the assumed exchange of Class B and Class C stock for Class A and Class D stock	—	130
Net income (loss) attributable to Clearwater Analytics Holdings, Inc. - diluted	$(4,384)	$528

The following tables set forth the computation of basic and diluted net earnings (loss) per share of Class A and Class D common stock (in thousands, except share amounts and per share amounts):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Class A	Class D	Class A	Class D
Basic net loss attributable to Class A and Class D common stockholders
Numerator:
Allocation of net loss attributable to Clearwater Analytics Holdings, Inc.	$(1,473)	$(2,911)	$108	$290
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	64,825,746	128,167,828	48,433,725	130,083,755
Basic net loss per share attributable to Class A and Class D common stockholders	$(0.02)	$(0.02)	$0.00	$0.00

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Class A	Class D	Class A	Class D
Diluted net loss attributable to Class A and Class D common stockholders
Numerator:
Undistributed earnings (loss) for basic computation	$(1,473)	$(2,911)	$108	$290
Reallocation of earnings as a result of conversion of Class B to Class A shares and conversion Class C to Class D shares	—	—	25	105
Reallocation of earnings as a result of conversion of Class D to Class A shares	—	—	395	—
Allocation of undistributed earnings (loss)	$(1,473)	$(2,911)	$528	$395

Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	64,825,746	128,167,828	48,433,725	130,083,755
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Stock options of Clearwater Analytics Holdings, Inc.	—	—	8,763,651	—
RSUs of Clearwater Analytics Holdings, Inc.	—	—	1,106,835	—
Conversion of Class B stock to Class A stock, and conversion of Class C stock to Class D stock	—	—	11,151,110	47,377,587
Conversion of Class D to Class A common shares outstanding	—	—	177,461,342	—
Weighted average number of shares of Class A and Class D common stock outstanding - diluted	64,825,746	128,167,828	246,916,663	177,461,342
Diluted net loss per share attributable to Class A and Class D common stockholders	$(0.02)	$(0.02)	$0.00	$0.00
Shares of the Company's Class B and Class C common stock do not participate in the earnings or losses of Clearwater Analytics Holdings, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share for the three months ended March 31, 2023 due to their anti-dilutive effect:

Three Months Ended March 31,
2023
Conversion of Class B and Class C common stock	47,766,503
Stock options of Clearwater Analytics Holdings, Inc.	7,904,321
RSUs of Clearwater Analytics Holdings, Inc.	3,535,085
Employee stock purchase plans	179,314
Total	59,385,223
There were no securities excluded from diluted net income per share for the three months ended March 31, 2022.

Note 11. Equity-Based Compensation
In September 2021, the Board of Directors of the Company (the “Board”) adopted the Clearwater Analytics Holdings, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”), pursuant to which employees, consultants and directors of our Company and our affiliates performing services for us, including our executive officers, are eligible to receive awards. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of our shareholders. A total of 69,200,278 shares of common stock are authorized for issuance under the 2021 Plan. In connection with the approval of the 2021 Plan, the 2017 Equity Incentive Plan was terminated and all outstanding stock options and RSUs were transferred to the 2021 Plan.
Options
The following table summarizes the stock option activity for the three months ended March 31, 2023 (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2022	17,754,770	$8.47	7.06	$183,315
Granted	—	—
Exercised	(790,873)	8.66		6,590
Forfeited	(941,659)	13.84
Balance - March 31, 2023	16,022,238	$8.15	6.72	$127,859
Options vested - March 31, 2023	10,701,013	$6.92		$97,821
The aggregate intrinsic value as of March 31, 2023 disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock as of March 31, 2023. As of March 31, 2023, the total unrecognized compensation expense related to unvested options was $30.3 million, which is expected to be recognized over a weighted average period of 1.8 years.
RSUs
The summary of RSU activity for the three months ended March 31, 2023 is as follows (in thousands, except per share data):

	Units Activity	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2022	9,527,348	$18.32	$178,638
Granted	6,522,762	18.97
Released	(1,150,785)	18.53
Cancelled	(472,617)	16.14
Unvested units as of March 31, 2023	14,426,708	18.66	$230,250
The aggregate intrinsic value disclosed in the above table is based on the closing stock price on the NYSE on March 31, 2023. As of March 31, 2023, there was $234.8 million of unrecognized equity-based compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.9 years.

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
The following assumptions were used to calculate the fair value of options granted to employees on the date of grant using the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2023	2022
Weighted-average grant date fair value per option	—	7.74
Fair value of units	—	$5.50
Expected term (in years)	0.00	5.50
Expected volatility	—	44%
Risk-free interest rates	—	1.8% - 2.0%
In addition to the Black-Scholes assumptions discussed immediately above, forfeitures may also have a significant impact on the related equity-based compensation. The forfeiture of options and RSUs is recognized as forfeitures occur.
In the period subsequent to the IPO, the Company determined the fair value of each RS U awarded using the closing price on the date of the award being granted.
Employee Stock Purchase Plan
In September 2021, the Board adopted the Clearwater Analytics Holdings, Inc. 2021 Employee Stock Purchase Plan (“ESPP”). As of January 1, 2023, a total of 8,238,285 shares of Class A common stock were available for issuance under the ESPP. The offering periods are scheduled to start on June 1 and December 1 of each year. Eligible employees may purchase the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee's payroll deductions under the ESPP are limited to 10% of the employee's compensation and an employee may not purchase more than $25,000 of stock during any calendar year in which the employee’s option to purchase stock under the ESPP is outstanding at any time.
As of March 31, 2023, total unrecognized equity-based compensation costs related to ESPP were $0.3 million, which is expected to be recognized over the remaining current offering period ending May 31, 2023.
ESPP payroll contributions accrued at March 31, 2023 totaled $2.2 million and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.

Note 12. Income Taxes
As a part of the Up-C structure, Clearwater Analytics Holdings, Inc. owns a portion of CWAN Holdings, which contains all operations of the business and is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, CWAN Holdings is generally not subject to U.S. federal, state, and local income taxes. Any taxable income or loss generated by CWAN Holdings is passed through to and included in the taxable income or loss of its members in accordance with the terms of the operating agreement of CWAN Holdings. Before the IPO, the majority of CWAN Holdings’ income was passed through to its members and nontaxable to the entity. CWAN Holdings’ international wholly-owned subsidiaries are subject to taxes in foreign jurisdictions.
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
The following table provides details of the provision for income taxes:

	Three Months Ended March 31,
	2023	2022
Income (loss) before provision for income taxes	$(5,153)	$765
Provision for income taxes	264	237
Effective tax rate	(5.1%)	31.0%
For the three months ended March 31, 2023 and March 31, 2022, the Company’s effective tax rate was different than the statutory rate primarily because of foreign taxes, equity-based compensation and the valuation allowance on U.S. deferred tax assets. In addition, the Company is not liable for income taxes on the portion of CWAN Holdings’ earnings that are attributable to non-controlling interests.
The Company regularly monitors its uncertain tax positions, and as of March 31, 2023, there were no material unrecognized tax benefits that, if realized, would affect the estimated annual effective tax rate, nor do we expect any significant changes within the next 12 months.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence as of March 31, 2023, we believe that it is more likely than not that the tax benefits of the U.S. losses incurred may not be realized. Accordingly, we have recorded a full valuation allowance against the tax benefits of the U.S. losses incurred. We intend to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
Tax Receivable Agreement Liability
In connection with the IPO and related transactions, we entered into a TRA that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of CWAN Holdings resulting from any redemptions or exchanges of CWAN Holdings units, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest and bonus payments pursuant to the TRA Bonus Agreements (the “TRA Payments”). We expect to benefit from the remaining 15% of any tax benefits that we may actually realize. The TRA Payments are not conditioned upon any continued ownership interest in CWAN Holdings or the Company. The rights of each member of CWAN Holdings, that is a party to the TRA, are assignable to transferees of their respective CWAN Holdings units.
The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the

Company each year as well as the tax rate then applicable. The future tax benefits related to ownership exchanges as of March 31, 2023 are estimated to be $432 million, of which $367 million is estimated to be the associated TRA liability.
As noted above, the Company evaluated the realizability of its U.S. deferred tax assets and has recorded a full valuation against the future realization of those benefits. As such, no TRA liability related to future years has been recorded as of March 31, 2023, as it is not probable that we will realize any tax benefits.
Before considering the tax benefits subject to our TRA Agreement, we estimate that we will report taxable income in 2023 primarily due to capitalization of research and development expenses under Section 174 and equity-based compensation expense that has either not yet met the rules for deductibility or has had the deduction limited under Section 162(m). Therefore, we expect to utilize tax benefits subject to our TRA and have recorded the associated TRA expense and a TRA liability of $12.3 million as of March 31, 2023, of which $105,000 TRA expense was recorded in the three months ended March 31, 2023. As there are many assumptions and considerations that impact our taxable income position in the current year, the estimate of our taxable income position (and thus, the TRA liability recognized) for the current year could change significantly.
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
We have a 100% recurring revenue model, excluding license related revenue from the JUMP acquisition. We charge our clients a fee that is primarily based on the amount of assets they manage on our platform, subject to contracted minimums. A majority of the assets on our platform are high-grade fixed income assets, leading to very low levels of volatility and highly predictable revenue streams. In 2022, we transitioned our contracting structure to a framework we describe as Base+ for all new clients. A Base+ contract framework includes a base fee for a prospective or existing client’s book of business plus an incremental fee for increases in assets on the platform. This structure is designed to limit the downside volatility in our asset-based fees. We also began to amend contracts with our existing clients to either modify the structure of such contracts from a pure asset-based fee to this Base+ model or to increase the basis point price. The Base+ model includes annual increases in the base fee and enables us to charge additional fees for supplemental services provided for certain alternative asset classes (e.g., LPx) or additional products (e.g. Prism, Performance Plus, JUMP) should the client choose to utilize those services.

Key Factors Affecting Our Performance
The growth and future success of our business depends on many factors, including those described below.
•Adding New Clients in Established End Markets: Our future growth is dependent upon our ability to continue to add new clients. We are focused on continuing to increase our client base in our established client end-markets of corporations, insurance companies and asset managers, and doing so with increasingly large and sophisticated clients. As we add clients, it takes time to fully onboard their assets to the platform. Our revenue generally increases as assets are added to the platform, while the effort to serve the client is relatively consistent over time. Therefore, we expect revenues and gross margins to increase for a client as the client transitions from the onboarding process to a steady state once assets have been onboarded. In any period, our gross margins may fluctuate based on the relative size and number of clients that we are onboarding at that time.
•Expanding and Retaining Relationships with Existing Clients: Our future growth is dependent upon retaining our existing clients and expanding our relationships with these clients through increases in the amount of their assets on our platform. We have enjoyed consistent gross revenue retention rates above 97% over the past four years. The consistency in revenue retention creates predictability in our business and enables us to better plan our future investments. Our relationships with our clients expands as these clients add more assets to our platform, with our net revenue retention rates (as defined below under “—Key Operating Measures”) being between 103% and 111% over the past two years. Clients may add assets as a result of acquiring new clients themselves or by acquiring new businesses or simply through organic growth, which produces additional assets that they manage using our platform. We believe that our client service model and technology platform are strong contributing factors in our attractive retention rates. As such, we expect to continue to invest in both our operations and research and development functions to maintain and increase our high levels of client satisfaction, which we believe will lead to strong client retention and expansion.
•International Expansion: We believe that the value provided by our platform is equally applicable to asset owners and asset managers outside of North America, and there is a significant opportunity to expand our client base and usage of our platform internationally. Our future growth is dependent upon our ability to successfully enter new international markets and to expand our client base in our current international markets. Our cost to acquire clients in international markets is currently greater than in North America because there is less awareness of the Clearwater brand and our product capabilities, and we have to date invested less in sales and marketing internationally. For these reasons, we expect to invest more in sales and marketing in international markets relative to North America in order to achieve growth in these international markets.
•Adding New Clients in Adjacent or Nascent End-Markets: Our strategy is to also add new clients in our more nascent end-markets, which include state and local governments, pension funds and sovereign wealth funds, as well as a variety of alternative asset managers. Traditionally, our existing clients have been among our best resources for referring new clients to us, and we will continue to invest in sales and marketing to build awareness of our brand, engage prospective clients and drive adoption of our platform, particularly as it relates to expanding into new end-markets. As we establish our presence in new end-markets, we expect sales and marketing expenditures will be less efficient than in our established verticals and we will become increasingly more efficient at acquiring clients in new end-markets over time.
•Expanding Solutions and Broadening Innovation: Our future growth is dependent upon our continued expansion of our solutions in order to better retain our current clients and to develop new use cases that appeal to new clients. While we believe we will be able to reduce our research and development expenses as a percentage of revenues as we achieve greater scale, our priority is to maintain and grow our technological advantage over our competitors. As we identify opportunities to increase our technological and competitive advantages, we may increase our investments in research and development at rates that are faster than our growth in revenues in order to enhance our long-term growth and profitability.
•Fluctuations in the Market Value of Assets on the Platform: We generally bill our clients monthly in arrears based on a basis point rate applied to our clients’ assets on our platform, which can be influenced by general economic conditions. While 77% of the assets on our platform were high-grade fixed income securities and structured products as of December 31, 2022 and traditionally subject to lower levels of volatility, the value of our clients’ assets on our platform varies on a daily basis due to changes in securities prices, cash flow needs, incremental buying and selling of assets and other strategic priorities of our clients. For these reasons, our revenue is subject to fluctuations based on economic conditions, including market conditions and the changing interest rate environment.
Key Components of Results of Operations
The following discussion describes certain line items in our condensed consolidated statements of operations.
Revenue
We generate revenue from fees derived from providing clients with access to the solutions and services on our SaaS platform. Sales of our offering include a right to use our software in a hosted environment without taking possession of the software. Our contracts are generally cancellable with 30 days’ notice without penalty. We invoice clients monthly in arrears based on a percentage of the average daily value of assets within a client’s accounts on our platform during that month, or based on a fixed monthly base fee. Payment terms may vary by contract but generally include a requirement of payment within 30 days following the month in which services are provided. Fees invoiced in advance of the delivery of the Company’s performance obligations are deemed set-up activities and are deferred as a material right and recognized over time, typically 12 months. Through our JUMP subsidiary which we acquired on November 30, 2022, we also earn license revenue.
Cost of Revenue
Cost of revenue consists of expenses related to delivery of revenue-generating services, including expenses associated with client services, onboarding, reconciliation and agreements related to the purchase of data used in the provision of our services. Salary and benefits for certain personnel associated with supporting these functions, in addition to allocated overhead, amortization of JUMP-related developed technology intangible asset, and depreciation for facilities, are also included in cost of revenue.
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
Interest income relates to interest received on our cash and cash equivalents based on interest rates in the course of the applicable period, and interest received from other investments.
Other Expense, Net
Other expense, net consists of gains and losses of foreign currency and investments, and expense associated with the TRA. In connection with the IPO and related transactions, we entered into a TRA that provides for the payment by us of 85% of certain tax benefits that we realize as a result of increases in our tax basis of CWAN Holdings resulting from redemptions or exchanges of CWAN Holdings units.
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

Key Operating Measures
We consider certain operating measures, such as annualized recurring revenue, gross retention rates and net retention rates, in measuring the performance of our business. The following table summarizes these operating measures for the dates presented:

	Three Months Ended March 31,
	2023	2022
Annualized recurring revenue (in thousands)	$337,366	$287,137
Gross revenue retention rate	97%	98%
Net revenue retention rate	106%	107%
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
Annualized recurring revenue increased 17% on account of growth in our client base as we brought new clients onto our platform and also added additional assets onto our platform from existing clients.
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
Gross revenue retention rates have remained consistently over 97% since 2019. We believe the consistent and high gross revenue retention rate is a testament to the value proposition that our leading solution offers. The decrease from 98% to 97% was primarily due to a larger number of customers being acquired in the last twelve months.
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
Net revenue retention rate as of March 31, 2023 was 106% which represents growth in clients on our platform of 6% year over year.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are supplemental performance measures that our management uses to assess our operating performance. We define Adjusted EBITDA as net income (loss) plus (i) interest (income) expense, net, (ii) depreciation and amortization, (iii) equity-based compensation expense and related payroll taxes, (iv) equity-based compensation expense related to the JUMP acquisition, and (v) other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.
The following tables reconcile net loss to Adjusted EBITDA and include amounts expressed as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2023		2022
	(in thousands, except percentages)
Net income (loss)	$(5,417)	(6%)	$528	1%
Adjustments:
Interest (income) expense, net	(1,356)	(2%)	429	1%
Depreciation and amortization	2,449	3%	959	1%
Equity-based compensation expense and related payroll taxes	19,030	22%	15,876	22%
Equity-based compensation expense related to JUMP acquisition	5,477	6%	—	—
Other expenses(1)	2,358	3%	1,070	2%
Adjusted EBITDA	22,541	27%	18,862	27%
Revenue	$84,606	100%	$70,778	100%
(1)Other expenses includes management fees to our investors, income taxes, foreign exchange gains and losses, tax receivable agreement expense and other expenses that are not reflective of our core operating performance including the costs to set up our Up-C structure and the Tax Receivable Agreement, and transaction expenses including legal, accounting, and other expenses related to the Secondary Offering.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Up-C structure expenses	$—	$158
Transaction expenses	1,293	—
Amortization of prepaid management fees and reimbursable expenses	615	591
Provision for income tax expense	264	237
Tax receivable agreement expense	105	—
Miscellaneous	81	84
Total other expenses	$2,358	$1,070

Results of Operations
The following tables set forth our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Revenue	$84,606	$70,778
Cost of revenue(1)	24,825	21,172
Gross profit	59,781	49,606
Operating expenses:
Research and development(1)	28,100	21,294
Sales and marketing(1)	14,698	11,993
General and administrative(1)	23,306	15,040
Total operating expenses	66,104	48,327
Income (loss) from operations	(6,323)	1,279
Interest (income) expense, net	(1,356)	429
Other expense, net	186	85
Income (loss) before provision for income taxes	(5,153)	765
Provision for income taxes	264	237
Net income (loss)	(5,417)	528
Less: Net income (loss) attributable to non-controlling interests	(1,033)	130
Net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(4,384)	$398
(1)Amounts include equity-based compensation as follows:

Cost of revenue	$2,243	$2311
Operating expenses:
Research and development	4,655	4,305
Sales and marketing	3,965	3,296
General and administrative	12,337	5,964
Total equity-based compensation expense	$23,200	$15,876

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Cost of revenue	29%	30%
Gross profit	71%	70%
Operating expenses:
Research and development	33%	30%
Sales and marketing	17%	17%
General and administrative	28%	21%
Total operating expenses	78%	68%
Income (loss) from operations	(7%)	2%
Interest (income) expense, net	(2%)	1%
Other expense, net	0%	0%
Income (loss) before provision for income taxes	(6%)	1%
Provision for income taxes	0%	0%
Net income (loss)	(6)%	1%
Comparison of the Three Months Ended March 31, 2023 and 2022 (unaudited)
Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change

Revenue	$84,606	$70,778	$13,828	20%
Revenue increased $13.8 million for the three months ended March 31, 2023 as compared to the corresponding period in 2022. The increase was on account of growth in our client base as we brought new clients onto our platform, as well as changes to our existing clients’ assets on our platform. Average assets on our platform that were billed to new and existing clients increased 12% for the three months ended March 31, 2023 as compared to the corresponding period in 2022. Average basis point rate billed to clients increased by 1.5% for the three months ended March 31, 2023 as compared to the corresponding period in 2022.
Cost of Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change

Equity-based compensation	$2,243	$2,311	$(68)	(3)%
All other cost of revenue	22,582	18,861	3,721	20%
Total cost of revenue	$24,825	$21,172	$3,653	17%
Percent of revenue	29%	30%

Cost of revenue changed as follows:

Change From 2022 to 2023 QTD

Increased payroll and related	$1,419
Increased depreciation and amortization	1,358
Increased facilities and infrastructure expenses	335
Increased travel and entertainment	256
Increased data costs	157
Other items	128
Total change	$3,653
The increase in cost of revenue for the three months ended March 31, 2023 was primarily due to increased payroll and related costs as a result of headcount growth of additional employees across our client services, onboarding and reconciliation teams to support a larger client base. In addition, cost of revenue increased due to increased depreciation and amortization related to the amortization of capitalized IT projects and JUMP-related intangible assets, increased allocation of facilities cost due to additional office space, increased travel and entertainment expense as employees are travelling more post COVID-19 pandemic, and increased data costs to support a larger client base.
Operating Expenses
Research and Development

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change

Equity-based compensation	$4,655	$4,305	$350	8%
All other research and development	23,445	16,989	6,456	38%
Total research and development	$28,100	$21,294	$6,806	32%
Percent of revenue	33%	30%
Research and development expenses changed as follows:

Change From 2022 to 2023 QTD

Increased payroll and related	$3,161
Change in payroll costs related to capitalized IT projects	836
Increased technology	1,674
Increased facilities and infrastructure expenses	441
Increased equity-based compensation	350
Increased travel and entertainment	254
Other items	90
Total change	$6,806
The increase in research and development expense for the three month months ended March 31, 2023 was primarily due to increased payroll and related costs as a result of headcount growth of additional employees to focus on new offerings, headcount growth related to the JUMP acquisition, lower capitalization of payroll costs related to IT projects offset by a tax credit related to JUMP which is based on the research and development expenses incurred in France. In addition, research and development expense increased due to increased technology costs from higher utilization of third-

party cloud computing services and other third-party IT services, increased allocation of facilities cost due to additional office space, increased equity-based compensation due to additional headcount, and increased travel and entertainment expense as employees are travelling more post COVID-19 pandemic.
Sales and Marketing

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change

Equity-based compensation	$3,965	$3,296	$669	20%
All other sales and marketing	10,733	8,697	2,036	23%
Total sales and marketing	$14,698	$11,993	$2,705	23%
Percent of revenue	17%	17%
Sales and marketing expense changed as follows:

Change From 2022 to 2023 QTD

Increased payroll and related	$1,177
Increased equity-based compensation	669
Increased travel and entertainment	436
Increased facilities and infrastructure expenses	99
Increased marketing	90
Increased depreciation and amortization	87
Increased technology	83
Other items	151
Total change	$2,705
The increase in sales and marketing expense for the three months ended March 31, 2023 was primarily due to increased payroll and related costs as a result of additional employees to expand sales coverage, and increased equity-based compensation due to higher headcount. In addition, sales and marketing expense increased from increased travel and entertainment expense as employees are travelling more post COVID-19 pandemic, increased allocation of facilities cost due to additional office space, higher marketing costs due to increased focus on public relations, events and branding across the globe, and increased allocation of depreciation expense and technology costs.
General and Administrative

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change

Equity-based compensation	$12,337	$5,964	$6,373	107%
All other general and administrative	10,969	9,076	1,893	21%
Total general and administrative	$23,306	$15,040	$8,266	55%
Percent of revenue	28%	21%

General and administrative expenses changed as follows:

Change From 2022 to 2023 QTD

Increased equity-based compensation	$6,373
Increased outside services and contractors	1,125
Increased payroll and related	777
Increased technology	184
Decreased insurance	(347)
Other items	154
Total change	$8,266
The increase in general and administrative expense for the three months ended March 31, 2023 was primarily due to increased equity-based compensation expense due to JUMP acquisition related equity awards and grant of additional awards to employees, utilization of accounting and legal professional services in connection with the second offering, and payroll and related costs as a result of headcount growth of additional employees. In addition, general and administrative expenses increased allocation due to increased allocation of technology costs. These increases were partially offset by decreased insurance costs for our directors and officers.
Non-Operating Expenses

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change

Interest (income) expense, net	$(1,356)	$429	$(1,785)	(416%)
Other expense, net	186	85	101	119%
NMF - not meaningful
Interest (income) expense, net changed in the three months ended March 31, 2023 due to increased interest income on our cash, cash equivalents and investments from higher interest rates, expansion of investments, and TRA expense. The TRA expense is incurred in the period in which we determine that it is probable that payments will be made under the terms of the TRA. Before considering the tax benefits subject to our TRA Agreement, we estimate that we will report taxable income in 2023 primarily due to the capitalization of research and development expenses under Section 174 and equity-based compensation expense that has either not yet met the rules for deductibility or has had the deduction limited under Section 162(m). Therefore, we expect to utilize tax benefits subject to our TRA and have recorded the associated TRA expense.
Other expense, net relates to foreign exchange gains and losses driven by fluctuations in exchange rates, and gains and losses related to our investments.
Provision for Income Taxes

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	$ Change	% Change

Provision for income taxes	$264	$237	$27	11%
The increase in provision for income taxes for the three months ended March 31, 2023 relates to change in mix of foreign jurisdiction taxable income in the period.
Liquidity and Capital Resources
To date, we have primarily financed our operations through cash flows from operations and financing activities.

As of March 31, 2023, we had cash and cash equivalents of $220.8 million, short-term investments of $19.2 million and long-term investments of $16.7 million. Cash, cash equivalents and short-term investments primarily consist of highly-liquid investments in money market funds, commercial paper, U.S. agency securities, corporate debt securities and certificates of deposit. Long-term investments primarily consist of U.S. agency securities and corporate debt securities. We used proceeds from the IPO and cash generated from operating activities for the purchase consideration paid upon completion of the acquisition of JUMP. We believe our existing cash and cash equivalents will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. Our future financing requirements will depend on many factors, including our growth rate, revenue retention rates, the timing and extent of spending to support development of our platform and any future investments or acquisitions we may make. Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Risk Factors” in the Annual Report.
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$7,935	$6,916
Net cash used in investing activities	(32,646)	(2,227)
Net cash provided by (used in) financing activities	(5,269)	4,712
Effect of exchange rate changes on cash and cash equivalents	101	(324)
Change in cash and cash equivalents during the period	$(29,879)	$9,077
Cash Flows from Operating Activities
Net cash provided by operating activities of $7.9 million during the three months ended March 31, 2023 was primarily the result of our net loss plus non-cash charges, including equity-based compensation, tax receivable agreement expense, operating lease expense and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, an increase in prepaid expenses and other assets and a decrease in accrued expenses and other liabilities. Accounts receivable increased $6.1 million, which is comprised of $1.7 million from growth in revenues and $4.4 million from aging of receivable balances for certain customers due to short-term deterioration in days sales outstanding which we continue to believe is collectible. Prepaid expenses and other assets increased $1.6 million due to security deposits related to new leases and payments to IT vendors. Accrued expenses and other liabilities decreased $6.8 million primarily due to payment in the first quarter of 2023 of bonuses to employees earned in 2022.
Net cash provided by operating activities of $6.9 million during the three months ended March 31, 2022 was primarily the result of our net loss plus non-cash charges, including equity-based compensation, depreciation and amortization, and operating lease expense. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, an increase in prepaid expenses and other assets, and a decrease in accrued expenses. Accounts receivable increased $3.0 million, which is comprised of $0.7 million from growth in revenues and $2.3 million from aging of small receivable balances across several customers due to short term deterioration in days sales outstanding which we have determined to be collectible. Prepaid expenses and other assets increased $1.1 million primarily due to prepaid IT costs. Accrued expenses decreased $7.8 million primarily due to payment in the first quarter of 2022 of bonuses to employees earned in 2021, and decreased accrued commissions.
Cash Flows from Investing Activities
Net cash used in investing activities of $32.6 million during the three months ended March 31, 2023 was primarily due to the purchase of $34.2 million available-for-sale investments and $1.7 million attributable to the purchase of property and equipment, including internally developed software, which was offset by $3.2 million in proceeds from the sale and maturity of investments.
Net cash used in investing activities of $2.2 million during the three months ended March 31, 2023 was attributable to purchase of property and equipment, and internally developed software.

Cash Flows from Financing Activities
Net cash used in financing activities during the three months ended March 31, 2023 was $5.3 million, of which $7.3 million was used to pay taxes related to net share settlement, and $0.7 million used in the repayment of borrowings, which was partially offset by $2.7 million of proceeds from the exercise of options.
Net cash provided by financing activities during the three months ended March 31, 2022 was $4.7 million, of which $5.6 million was proceeds from the exercise of options, which was offset by $0.7 million repayment of borrowings and $0.2 million repayment of costs associated with the IPO.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Annual Report under the caption “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, except as noted below.
Revenue recognition
We earn revenues primarily from providing access to our SaaS platform solution to our customers, services that support the implementation on the SaaS platform, selling perpetual and term-based software licenses and providing maintenance and support, and professional services under contracts with customers. We recognize revenue when performance obligations are satisfied under the terms of the contract in an amount that reflects the consideration we expect to receive in exchange for the services or licenses. We determined the appropriate amount of revenue to be recognized using the following steps: (i) identification of contracts with customers, (ii) identification of the performance obligations in the contract, (iii) determination of transaction price, (iv) allocation of contract transaction price to the performance obligations, and (v) recognition of revenue when or as a performance obligation is satisfied. Contracts often contain more than one performance obligation. Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct services that are promised to the customer.
SaaS
We typically bill our customers for SaaS monthly in arrears based on a percentage of the average of the daily value of the assets within a customer’s accounts on the platform. Payment terms may vary by contract but generally include a requirement of payment within 30 days following the month in which services were provided.
Our services allow the customer to access the services without taking possession of the software. Non-refundable fees invoiced in advance of the delivery of our performance obligations are deemed set-up activities and are deferred as a material right and recognized over time, typically 12 months. After set-up activities, customers typically receive benefits from implementation services prior to the “go live” date, at which point they can use the platform as intended in the arrangement. We have determined these implementation services are generally a separate performance obligation. As our platform must stand ready to provide the services throughout the contract period, revenues are recognized as the services are provided over time beginning on the date the service is made available as intended in the arrangement. Customers generally have the right to cancel with 30 days’ notice with no penalty.
Licenses
As a result of the acquisition of JUMP on November 30, 2022, we earn license revenue through the sale of software license agreements to new customers and sales of additional licenses to the existing customers who can purchase additional users for existing licenses or purchase new licenses. Licenses can be either perpetual or term-based and provide the customer with a right to use the software. When a term license is purchased, maintenance and support is bundled with the license for the term of the license period. We require customers purchasing perpetual licenses to also purchase maintenance and support services covering at least one year from the beginning of the perpetual license. We also offer professional services, including consulting and training, that are not integral to the functionality of the license.
We account for licenses, maintenance and support, and other services as separate performance obligations as they are each distinct. Revenue is recognized when the performance obligation is satisfied. Revenue from our perpetual and term-based licenses is recognized when the software is delivered or made available to the customer and all other revenue recognition criteria are satisfied. We satisfy our maintenance and support performance obligations and recognize revenue ratably over the maintenance and support term or license term, consistent with the pattern of benefit to the customer of such services. Professional services are provided on a time basis or over a contract term. We satisfy our professional services and training performance obligations and recognize the associated revenue as services are delivered.
We typically bill customers for licenses and maintenance annually in advance and professional services are billed monthly in arrears as services are performed.
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
Recent Accounting Pronouncements
There are no recent accounting pronouncements during the three months ended March 31, 2023.
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
Interest Rate Risk
We have interest rate risk relating to debt and associated interest expense under the New Credit Agreement, which is indexed to LIBOR or SOFR. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical increase or decrease in LIBOR of 100 basis points would increase or decrease, respectively, our interest expense or income by approximately $0.5 million on an annual basis, based on our $50.9 million debt balance under the New Credit Agreement at March 31, 2023.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors.
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report. There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report.
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
On March 13, 2023, we issued to stockholders 25,000 shares of Class A common stock upon the exchange of the same number of shares of our Class B common stock and corresponding LLC Interests held by such stockholders.
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
______________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: May 5, 2023	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)