Form 10-Q
period 2023-06-30
Clearwater Analytics Holdings, Inc.
filed 2023-08-04
CIK 1866368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 28, 2023, the number of outstanding shares of the registrant’s common stock was:
88,006,593 shares of Class A common stock.
1,402,185 shares of Class B common stock.
39,337,746 shares of Class C common stock.
113,173,596 shares of Class D common stock.

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
•“Secondary Offerings” refers to the sale by certain affiliates of Welsh Carson of an aggregate of 14,950,000 and 10,000,000 shares of Class A common stock in underwritten secondary public offerings entered into on March 8, 2023 and June 15, 2023, respectively.
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
•our failure to successfully integrate acquisitions, including the JUMP acquisition, could strain our resources. In addition, there are significant risks associated with growth through acquisitions, which may materially adversely affect our business, financial condition or results of operations;
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
•provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management;
•if we fail to implement and maintain effective internal controls over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business; and
•those described in the section titled “Risk Factors” in our Annual Report and in periodic reports that we file with the SEC, and our reports to shareholders. These filings are available at www.sec.gov and on our website.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
Clearwater Analytics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts and per share amounts, unaudited)

	June 30	December 31
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$190,216	$250,724
Short-term investments	63,318	4,890
Accounts receivable, net	82,690	72,575
Prepaid expenses and other current assets	29,129	28,157
Total current assets	365,353	356,346
Property and equipment, net	15,431	15,064
Operating lease right-of-use assets, net	24,839	24,114
Intangible assets, net	27,742	29,456
Goodwill	43,621	43,791
Long-term investments	24,299	—
Deferred contract costs, non-current	5,605	6,563
Other non-current assets	4,776	6,608
Total assets	$511,666	$481,942
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,843	$3,092
Accrued expenses and other current liabilities	33,865	42,119
Notes payable, current portion	2,750	2,750
Operating lease liability, current portion	6,448	5,851
Tax receivable agreement liability, current portion	12,200	12,200
Total current liabilities	58,106	66,012
Notes payable, less current maturities and unamortized debt issuance costs	47,160	48,492
Operating lease liability, less current portion	19,535	19,505
Tax receivable agreement liability, less current portion	7,000	—
Other long-term liabilities	9,139	9,547
Total liabilities	140,940	143,556
Stockholders' Equity
Class A common stock, par value $0.001 per share; 1,500,000,000 shares authorized, 87,878,876 shares issued and outstanding as of June 30, 2023, 61,148,890 shares issued and outstanding as of December 31, 2022	88	61
Class B common stock, par value $0.001 per share; 500,000,000 shares authorized, 1,402,185 shares issued and outstanding as of June 30, 2023, 1,439,251 shares issued and outstanding as of December 31, 2022	1	1
Class C common stock, par value $0.001 per share; 500,000,000 shares authorized, 39,337,746 shares issued and outstanding as of June 30, 2023, 47,377,587 shares issued and outstanding as of December 31, 2022	39	47
Class D common stock, par value $0.001 per share; 500,000,000 shares authorized, 113,173,596 shares issued and outstanding as of June 30, 2023, 130,083,755 shares issued and outstanding as of December 31, 2022	113	130
Additional paid-in-capital	495,444	455,320
Accumulated other comprehensive income	1,469	609
Accumulated deficit	(189,124)	(186,647)
Total stockholders' equity attributable to Clearwater Analytics Holdings, Inc.	308,030	269,521
Non-controlling interests	62,696	68,865
Total stockholders' equity	370,726	338,386
Total liabilities and stockholders' equity	$511,666	$481,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share amounts and per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$89,879	$73,409	$174,485	$144,187
Cost of revenue(1)	26,954	20,919	51,779	42,091
Gross profit	62,925	52,490	122,706	102,096
Operating expenses:
Research and development(1)	29,848	22,836	57,948	44,130
Sales and marketing(1)	14,331	13,074	29,029	25,067
General and administrative(1)	25,871	15,453	49,177	30,493
Total operating expenses	70,050	51,363	136,154	99,690
Income (loss) from operations	(7,125)	1,127	(13,448)	2,406
Interest (income) expense, net	(1,333)	403	(2,689)	832
Tax receivable agreement expense	6,573	3,100	6,678	3,100
Other income, net	(315)	(444)	(234)	(359)
Loss before income taxes	(12,050)	(1,932)	(17,203)	(1,167)
Provision for (benefit from) income taxes	(174)	298	90	535
Net loss	(11,876)	(2,230)	(17,293)	(1,702)
Less: Net income (loss) attributable to non-controlling interests	(955)	198	(1,988)	329
Net loss attributable to Clearwater Analytics Holdings, Inc.	$(10,921)	$(2,428)	$(15,305)	$(2,031)

Net loss per share attributable to Class A and Class D common stockholders stock:
Basic and diluted	$(0.06)	$(0.01)	$(0.08)	$(0.01)

Weighted average shares of Class A and Class D common stock outstanding:
Basic and diluted	198,046,275	185,781,262	195,865,881	182,085,548

(1)Amounts include equity-based compensation as follows:

Cost of revenue	$3,248	$2,376	$5,491	$4,687
Operating expenses:
Research and development	5,971	4,565	10,626	8,870
Sales and marketing	3,246	3,215	7,211	6,511
General and administrative	16,105	6,035	28,442	11,999
Total equity-based compensation expense	$28,570	$16,191	$51,770	$32,067
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Loss
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(11,876)	$(2,230)	$(17,293)	$(1,702)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustment	(13)	(961)	1,361	(1,261)
Unrealized loss on available-for-sale investments	(320)	—	(279)	—
Comprehensive loss	$(12,209)	$(3,191)	$(16,211)	$(2,963)
Less: Comprehensive income (loss) attributable to non-controlling interests	(1,015)	(11)	(1,767)	45
Comprehensive loss attributable to Clearwater Analytics Holdings, Inc.	$(11,194)	$(3,180)	$(14,444)	$(3,008)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity
(In thousands, except share amounts, unaudited)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2022	61,148,890	$61	1,439,251	$1	47,377,587	$47	130,083,755	$130	$455,320	$609	$(186,647)	$68,865	338,386
Exercise of options to purchase common stock	790,873	1	—	—	—	—	—	—	2,158	—	—	534	2,693
Restricted stock units released	1,150,785	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for net share settlement and other	(661,451)	—	—	—	—	—	—	—	(5,832)	—	—	(1,443)	(7,275)
Equity-based compensation	—	—	—	—	—	—	—	—	18,680	—	—	4,621	23,301
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,101	—	273	1,374
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	33	—	8	41
Net loss	—	—	—	—	—	—	—	—	—	—	(4,384)	(1,033)	(5,417)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	362	362
Effect of LLC unit exchanges	14,975,000	15	(25,000)	—	(4,823,901)	(5)	(10,126,099)	(10)	—	—	7,743	(7,743)	—
Balance at March 31, 2023	77,404,097	$77	1,414,251	$1	42,553,686	$43	119,957,656	$120	$470,326	$1,742	$(183,288)	$64,444	$353,465
Exercise of options to purchase common stock	334,226	—	—	—	—	—	—	—	398	—	—	88	486
Restricted stock units released	114,392	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for net share settlement and other	(175,295)	—	—	—	—	—	—	—	(961)	—	—	(211)	(1,172)
ESPP shares issued	189,390	—	—	—	—	—	—	—	2,128	—	—	467	2,595
Equity-based compensation	—	—	—	—	—	—	—	—	23,552	—	—	5,170	28,722
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(11)	—	(2)	(13)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(262)	—	(58)	(320)
Net loss	—	—	—	—	—	—	—	—	—	—	(10,921)	(955)	(11,876)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(1,161)	(1,161)
Effect of LLC unit exchanges	10,012,066	10	(12,066)	—	(3,215,940)	(3)	(6,784,060)	(7)	—	—	5,085	(5,085)	—
Balance at June 30, 2023	87,878,876	$88	1,402,185	$1	39,337,746	$39	113,173,596	$113	$495,444	$1,469	$(189,124)	$62,696	$370,726

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2021	47,948,888	$48	11,151,110	$11	47,377,587	$47	130,083,755	$130	$388,591	$(34)	$(191,926)	$65,001	261,868
Exercise of options to purchase common stock	857,647	1	—	—	—	—	—	—	4,226	—	—	1,387	5,613
Equity-based compensation	—	—	—	—	—	—	—	—	12,067	—	—	3,960	16,028
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(226)	—	(74)	(300)
Net income	—	—	—	—	—	—	—	—	—	—	398	130	528
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	27	27
Effect of LLC unit exchanges	6,643,614	7	(6,643,614)	(7)	—	—	—	—	—	—	8,348	(8,348)	—
Balance at March 31, 2022	55,450,149	$55	4,507,496	$5	47,377,587	$47	130,083,755	$130	$404,884	$(260)	$(183,180)	$62,083	$283,764
Exercise of options to purchase common stock	105,251	—	—	—	—	—	—	—	603	—	—	168	771
Restricted stock units released	93,750	—	—	—	—	—	—	—	—	—	—	—	—
ESPP shares issued	200,220	1	—	—	—	—	—	—	1,877	—	—	523	2,401
Equity-based compensation	—	—	—	—	—	—	—	—	12,759	—	—	3,555	16,314
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(752)	—	(209)	(961)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(2,428)	198	(2,230)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(834)	(834)
Effect of LLC unit exchanges	1,810,711	2	(1,810,711)	(2)	—	—	—	—	—	—	2,410	(2,410)	—
Balance at June 30, 2022	57,660,081	$58	2,696,785	$3	47,377,587	$47	130,083,755	$130	$420,123	$(1,012)	$(183,198)	$63,074	$299,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(17,293)	$(1,702)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,860	2,118
Noncash operating lease cost	3,769	3,334
Equity-based compensation	51,770	32,067
Change in tax receivable liability	7,000	3,100
Amortization of deferred contract acquisition costs	2,351	2,067
Amortization of debt issuance costs, included in interest expense	139	138
Deferred tax benefit	(210)	(484)
Accretion of discount on investments	(396)	—
Realized gain on investments	(89)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(9,898)	(5,403)
Prepaid expenses and other assets	(540)	55
Deferred commissions	(1,287)	(2,115)
Accounts payable	100	(421)
Accrued expenses and other liabilities	(11,204)	(7,587)
Net cash provided by operating activities	29,072	25,167
INVESTING ACTIVITIES
Purchases of property and equipment	(3,293)	(3,968)
Purchase of held to maturity investments	—	(3,000)
Purchases of available-for-sale investments	(91,684)	—
Proceeds from sale of available-for-sale investments	5,950	—
Proceeds from maturities of investments	3,242	—
Net cash used in investing activities	(85,785)	(6,968)
FINANCING ACTIVITIES
Proceeds from exercise of options	3,179	6,384
Taxes paid related to net share settlement of equity awards	(8,447)	—
Repayments of borrowings	(1,374)	(1,375)
Proceeds from employee stock purchase plan	2,595	2,401
Payment of costs associated with the IPO	—	(214)
Net cash provided by (used in) financing activities	(4,047)	7,196
Effect of exchange rate changes on cash and cash equivalents	252	(1,346)
Change in cash and cash equivalents during the period	(60,508)	24,049
Cash and cash equivalents, beginning of period	250,724	254,597
Cash and cash equivalents, end of period	$190,216	$278,646
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,220	$615
Cash paid for income taxes	$1,068	$486
NON-CASH INVESTING AND FINANCING ACTIVITIES
Tax distributions payable to Continuing Equity Owners included in accrued expenses	$3,994	$976
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
Secondary Offerings
Pursuant to an underwriting agreement executed on March 8, 2023, certain affiliates of Welsh Carson (the “Selling Stockholders”) sold 14,950,000 shares of Class A common stock in an underwritten secondary public offering (the “March Secondary Offering”). As part of the March Secondary Offering, the Selling Stockholders exchanged a total of 4,823,901 shares of Class C common stock and 10,126,099 shares of Class D common stock, and corresponding units in CWAN Holdings, for an equivalent number of shares of Class A common stock that were purchased by the underwriters. The Company did not sell any securities in the March Secondary Offering and did not receive any proceeds from the sale of the shares sold by the Selling Stockholders. The Company incurred $1.3 million in expenses associated with the March Secondary Offering during the three months ended March 31, 2023, which were recorded as general and administrative expenses.
Pursuant to an underwriting agreement executed on June 15, 2023, the Selling Stockholders sold 10,000,000 shares of Class A common stock in an underwritten secondary public offering (the “June Secondary Offering”). As part of the June Secondary Offering, the Selling Stockholders exchanged a total of 3,215,940 shares of Class C common stock and 6,784,060 shares of Class D common stock, and corresponding units in CWAN Holdings, for an equivalent number of shares of Class A common stock that were purchased by the underwriters. The Company did not sell any securities in the June Secondary Offering and did not receive any proceeds from the sale of the shares sold by the Selling Stockholders. The Company incurred $0.3 million in expenses associated with the June Secondary Offering during the three months ended June 30, 2023, which were recorded as general and administrative expenses.
As of June 30, 2023, the Company owns 83.2% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class B and Class C common stock own the remaining 16.8% of the interests in CWAN Holdings. The attributes of the Company's classes of common stock are summarized in the following table:

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
Significant Accounting Policies
The Company's significant accounting policies are discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes during the three and six months ended June 30, 2023, except as noted below.
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
Available-for-sale securities consist of commercial paper, U.S. agency securities and corporate debt securities. Available-for-sale investments are recorded at fair value, and unrealized gains or losses related to changes in fair value between periods are reported in accumulated other comprehensive loss. Realized gains or losses related to available-for-sale investments are reported in earnings. Realized gains or losses were not material during the three and six months ended June 30, 2023.
If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates the security for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other income (expense), net in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. As of June 30, 2023 and December 31, 2022, no allowance of credit losses related to our available-for-sale investments was recorded. Unrealized losses not resulting from credit losses are recorded through accumulated other comprehensive loss.
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
For Licenses, the Company's remaining performance obligations represent the transaction price allocated to maintenance and support performance obligations that have yet to be satisfied. The following table includes estimated revenue expected to be recognized in the future related to maintenance and support performance obligations that are partially satisfied (in thousands):

	Remainder of 2023	2024	2025	2026	2027	Thereafter
Revenue expected to be recognized in the future as of June 30, 2023	$1,008	$580	$396	$227	$45	$—

Of the total revenue recognized for the three and six months ended June 30, 2023, $0.4 million and $0.8 million was included in the deferred revenue balance as of December 31, 2022, respectively. Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were not material. Contract asset balances classified as current are $2.5 million as of June 30, 2023 and December 31, 2022. Contract asset balances classified as non-current are $1.1 million and $1.2 million as of June 30, 2023 and December 31, 2022, respectively.
The following table presents the Company’s revenue disaggregated by geography, based on billing address of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$74,203	$62,116	$144,262	$123,893
Rest of World	15,676	11,293	30,223	20,294
Total revenue	$89,879	$73,409	$174,485	$144,187
Note 4. Cash, Cash Equivalents and Investments
The following tables show the Company’s cash, cash equivalents and investments by significant investment category as of June 30, 2023 and December 31, 2022 in accordance with the fair value hierarchy (in thousands):

	June 30, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$21,466	$—	$—	$21,466	$21,466	$—	$—
Level 1 (1):
Money market funds	$154,015	$—	$—	$154,015	$154,015	$—	$—
Level 2 (2):
Treasury bills	$3,447	$1	$(6)	$3,441	$—	$3,441	$—
US government bond	$4,308	$—	$(34)	$4,274	$—	$1,442	$2,832
U.S. agency securities	$25,220	$—	$(113)	$25,107	$—	$19,742	$5,365
Commercial paper	$24,005	$—	$—	$24,005	$14,735	$9,270	$—
Corporate debt securities	$42,648	$5	$(132)	$42,521	$—	$26,419	$16,102
Certificates of deposit	$3,004	$—	$—	$3,004	$—	$3,004	$—
Subtotal	$102,632	$6	$(285)	$102,352	$14,735	$63,318	$24,299
Total	$278,113	$6	$(285)	$277,833	$190,216	$63,318	$24,299

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$7,337	$—	$—	$7,337	$7,337	$—	$—
Level 1 (1):
Money market funds	$243,387	$—	$—	$243,387	$243,387	$—	$—
Level 2 (2):
Certificates of deposit	$3,000	$—	$—	$3,000	$—	$3,000	$—
Non-US Treasury securities	$1,890	$—	$—	$1,890	$—	$1,890	$—
Subtotal	$4,890	$—	$—	$4,890	$—	$4,890	$—
Total	$255,614	$—	$—	$255,614	$250,724	$4,890	$—
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
During the six months ended June 30, 2023 and year ended December 31, 2022, there were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy.
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
A total of 3,200,000 RSU equity awards were granted to JUMP employees on November 30, 2022 and are recognized separately from the acquisition of assets and assumptions of liabilities related to JUMP. The Company determined the fair value of each RSU awarded using the closing price of the Company's shares on the NYSE on November 30, 2022. The RSUs are either subject to time-based vesting conditions and vest over four years, or subject to performance-based vesting and vest upon achievement of targets tied to annual revenue growth in 2023. A total of $0.3 million and $0.7 million equity-based compensation related to JUMP employees is recorded in research and development expenses, respectively, for the three and six months ended June 30, 2023. A total of $5.2 million and $10.3 million equity-based compensation related to JUMP employees is recorded in general and administrative expenses, respectively, for the three and six months ended June 30, 2023.
Note 6. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the six months ended June 30, 2023 (in thousands):

Amount
Balance as of December 31, 2022	$43,791
Purchase accounting adjustment	(685)
Foreign currency translation adjustments	515
Balance as of June 30, 2023	$43,621

Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$25,379	$(2,115)	$23,264	6.4
Customer relationships	4,447	(200)	4,247	12.4
Trade name / Trademarks	325	(95)	230	1.4
Total intangible assets	$30,151	$(2,409)	$27,742

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$25,086	$(305)	$24,781	6.9
Customer relationships	4,395	(29)	4,366	12.9
Trade name / Trademarks	322	(13)	309	1.9
Total intangible assets	$29,803	$(347)	$29,456
We recognized amortization expense of $1.1 million and $2.1 million for the three and six months ended June 30, 2023, respectively. No amortization expense was recognized for the three and six months ended June 30, 2022.
Note 7. Supplemental Consolidated Balance Sheet Information
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Billed accounts receivable	$51,261	$41,718
Unbilled accounts receivable	31,563	30,963
Allowance for doubtful accounts and reserves	(134)	(106)
Accounts receivable, net	$82,690	$72,575
The majority of invoices included within the unbilled accounts receivable balance are issued within the first few days of the month directly following the period of service.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid expenses	$14,334	$14,947
Deferred contract costs, current portion	4,109	4,215
Contract assets	2,550	2,518
Other receivable	4,057	4,142
Other current assets	4,079	2,335
Prepaid expense and other current assets	$29,129	$28,157
Property and equipment, net
Depreciation and amortization expense for the three months ended June 30, 2023 and 2022 was $1.3 million and $1.2 million, respectively, and for the six months ended June 30, 2023 and 2022 was $2.7 million and $2.1 million, respectively. Accumulated depreciation and amortization as of June 30, 2023 and December 31, 2022 was $17.3 million and $14.5 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued benefits and retirement	$5,355	$10,566
Accrued vendor liabilities	6,088	4,811
Acquisition holdback liability, current portion	3,952	3,770
Accrued bonus	5,265	10,005
Deferred revenue	2,805	1,185
Tax distributions payable to Continuing Equity Owners	3,994	3,196
Accrued commissions	1,609	2,709
Income tax payable	400	920
Other current liabilities	4,397	4,957
Accrued expenses and other liabilities	$33,865	$42,119
Other Long-term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Deferred tax liabilities	$5,302	$5,932
Acquisition holdback liability	3,676	3,496
Asset retirement obligation	161	119
Other long-term liabilities	$9,139	$9,547
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
Operating lease cost was $1.9 million and $3.9 million for the three and six months ended June 30, 2023, respectively. Variable lease cost and short-term lease cost were immaterial during the three and six months ended June 30, 2023. Future minimum lease payments at June 30, 2023 under the Company’s non-cancelable leases were as follows (in thousands):

2023 (remaining six months)	$3,785
2024	7,342
2025	7,453
2026	6,835
2027	2,829
Thereafter	160
Total future minimum lease payments	28,404
Less: Imputed interest	(2,421)
Present value of future minimum lease payments	25,983
Less: Current portion of operating lease liability	(6,448)
Operating lease liabilities - noncurrent	$19,535
The following table presents supplemental information for the Company's non-cancelable operating leases for the six months ended June 30, 2023 and 2022 (in thousands, except for weighted average and percentage data):

	Six Months Ended June 30,
	2023	2022
Weighted average remaining lease term	3.81	4.42
Weighted average discount rate	4.69%	3.33%
Cash paid for amounts included in the measurement of lease liabilities	$1,973	$2,910
Leased assets obtained in exchange for new lease liabilities(1)	$3,637	$24,522
(1) For the six months ended June 30, 2022, amount includes $23.1 million related to the adoption of ASC 842 for existing operating leases on January 1, 2022.
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

	June 30, 2023		December 31, 2022
	Shares	Ownership %	Shares	Ownership %
Clearwater Analytics Holdings, Inc. interest in CWAN Holdings	201,052,472	83.2%	191,232,645	79.7%
Continuing Equity Owners' interest in CWAN Holdings	40,739,931	16.8%	48,816,838	20.3%
	241,792,403	100.0%	240,049,483	100.0%

Note 10. Loss Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A and Class D common stock (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(11,876)	$(2,230)	$(17,293)	$(1,702)
Less: Net income (loss) attributable to non-controlling interests	(955)	198	(1,988)	329
Net loss attributable to Clearwater Analytics Holdings, Inc. - basic and diluted	(10,921)	(2,428)	(15,305)	(2,031)
The following tables set forth the computation of basic and diluted net loss per share of Class A and Class D common stock (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Class A	Class D	Class A	Class D
Basic and diluted net loss attributable to Class A and Class D common stockholders
Numerator:
Allocation of net loss attributable to Clearwater Analytics Holdings, Inc.	$(4,368)	$(6,553)	$(5,656)	$(9,649)
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic and diluted	79,206,871	118,839,404	72,388,035	123,477,845
Basic and diluted net loss per share attributable to Class A and Class D common stockholders	$(0.06)	$(0.06)	$(0.08)	$(0.08)

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Class A	Class D	Class A	Class D
Basic and diluted net loss attributable to Class A and Class D common stockholders
Numerator:
Allocation of net loss attributable to Clearwater Analytics, Inc.	$(728)	$(1,700)	$(580)	$(1,451)
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic and diluted	55,697,507	130,083,755	52,001,793	130,083,755
Basic and diluted net loss per share attributable to Class and Class D common stockholders	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Shares of the Company's Class B and Class C common stock do not participate in the earnings or losses of Clearwater Analytics Holdings, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.

The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share for the three and six months ended June 30, 2023 due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Conversion of Class B and Class C common stock	43,105,127	51,764,312	45,657,312	55,127,818
Stock options of Clearwater Analytics Holdings, Inc.	9,839,839	11,137,346	10,168,188	11,800,456
RSUs of Clearwater Analytics Holdings, Inc.	1,079,149	730,694	4,542,512	1,266,365
Employee stock purchase plans	15,574	48,228	28,818	63,173
Total	54,039,689	63,680,580	60,396,830	68,257,812
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
Options
The following table summarizes the stock option activity for the six months ended June 30, 2023 (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2022	17,754,770	$8.47	7.06	$183,315
Granted	—	—
Exercised	(1,125,099)	7.92		3,245
Forfeited	(1,301,922)	11.90
Balance - June 30, 2023	15,327,749	$8.22	6.70	$119,977
Options vested - June 30, 2023	10,836,717	$7.13		$95,938
The aggregate intrinsic value as of June 30, 2023 disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock as of June 30, 2023. As of June 30, 2023, the total unrecognized compensation expense related to unvested options was $23.7 million, which is expected to be recognized over a weighted average period of 1.6 years.

RSUs
The summary of RSU activity for the six months ended June 30, 2023 is as follows (in thousands, except per share data):

	Units Activity	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2022	9,527,348	$18.32	$178,638
Granted	6,903,657	18.97
Released	(1,265,177)	18.34
Cancelled	(1,056,626)	17.48
Unvested units as of June 30, 2023	14,109,202	$18.61	$223,913
The aggregate intrinsic value disclosed in the above table is based on the closing stock price on the NYSE on June 30, 2023. As of June 30, 2023, there was $205.5 million of unrecognized equity-based compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.8 years.
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
The following assumptions were used to calculate the fair value of options granted to employees on the date of grant using the Black-Scholes option-pricing model:

	Six Months Ended June 30,
	2023	2022
Weighted-average grant date fair value per option	—	7.74
Fair value of units	—	$17.72 - $18.68
Expected term (in years)	0.00	5.50
Expected volatility	—	44%
Risk-free interest rates	—	1.8% - 2.0%
In addition to the Black-Scholes assumptions discussed immediately above, forfeitures may also have a significant impact on the related equity-based compensation. The forfeiture of options and RSUs is recognized as forfeitures occur.
In the period subsequent to the IPO, the Company determined the fair value of each RSU awarded using the closing price on the date of the award being granted.

Employee Stock Purchase Plan
In September 2021, the Board adopted the Clearwater Analytics Holdings, Inc. 2021 Employee Stock Purchase Plan (“ESPP”). As of January 1, 2023, a total of 7,889,367 shares of Class A common stock were available for issuance under the ESPP. The offering periods are scheduled to start on June 1 and December 1 of each year. Eligible employees may purchase the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee's payroll deductions under the ESPP are limited to 10% of the employee's compensation and an employee may not purchase more than $25,000 of stock during any calendar year in which the employee’s option to purchase stock under the ESPP is outstanding at any time.
As of June 30, 2023, total unrecognized equity-based compensation costs related to ESPP were $0.6 million, which is expected to be recognized over the remaining current offering period ending November 30, 2023.
ESPP payroll contributions accrued at June 30, 2023 and December 31, 2022 totaled $0.6 million and $0.5 million, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.
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
The following table provides details of the provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Loss before income taxes	$(12,050)	$(1,932)	$(17,203)	$(1,167)
Provision for (benefit from) income taxes	(174)	298	90	535
Effective tax rate	1.4%	(15.4%)	(0.5%)	(45.8%)
For the three and six months ended June 30, 2023 and June 30, 2022, the Company’s effective tax rate was different than the statutory rate primarily because of foreign taxes, equity-based compensation and the valuation allowance on U.S. deferred tax assets. In addition, the Company is not liable for income taxes on the portion of CWAN Holdings’ earnings that are attributable to non-controlling interests.
The Company regularly monitors its uncertain tax positions, and as of June 30, 2023, there were no material unrecognized tax benefits that, if realized, would affect the estimated annual effective tax rate, nor do we expect any significant changes within the next 12 months.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence as of June 30, 2023, we believe that it is more likely than not that the tax benefits of the U.S. losses incurred may not be realized. Accordingly, we have recorded a full valuation allowance against the tax benefits of the U.S. losses incurred. We intend to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
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
The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The future tax benefits related to ownership exchanges completed as of June 30, 2023 are estimated to be $451 million, of which $383 million is estimated to be the associated TRA liability.
As noted above, the Company evaluated the realizability of its U.S. deferred tax assets and has recorded a full valuation against the future realization of those benefits. As such, no TRA liability related to future years has been recorded as of June 30, 2023, as it is not probable that we will realize any tax benefits.
Before considering the tax benefits subject to our TRA Agreement, we estimate that we will report taxable income in 2023 primarily due to capitalization of research and development expenses under Section 174 and equity-based compensation expense that has either not yet met the rules for deductibility or has had the deduction limited under Section 162(m). Therefore, we expect to utilize tax benefits subject to our TRA and have recorded the associated TRA liability of $19.2 million as of June 30, 2023, of which $6.7 million tax receivable agreement expense and $0.3 million TRA Bonus was recorded in the six months ended June 30, 2023. As there are many assumptions and considerations that impact our taxable income position in the current year, the estimate of our taxable income position (and thus, the TRA liability recognized) for the current year could change significantly.
As of June 30, 2023, the non-controlling interest holders held 40,739,931 units in CWAN Holdings that could, at their discretion, be exchanged for Class A shares. As units are exchanged, we may record future tax benefits and an associated TRA liability as a result of the increases in our tax basis in CWAN Holdings from the exchanges. The amount of the increase in the tax basis, the related estimated tax benefits, and the related TRA liability to be recorded will depend (among other things) on the price of the Company’s Class A stock at the time of the relevant redemption or exchange. If the non-controlling interest exchanged all of their units at the Company’s Class A stock price as of June 30, 2023, we estimate the future tax benefits related to these hypothetical exchanges to be $235 million, of which $200 million is estimated to be the associated TRA liability.

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
•Expanding and Retaining Relationships with Existing Clients: Our future growth is dependent upon retaining our existing clients and expanding our relationships with these clients through increases in the amount of their assets on our platform, or providing additional solutions and services. We have enjoyed consistent gross revenue retention rates above 97% over the past four years. The consistency in revenue retention creates predictability in our business and enables us to better plan our future investments. Our relationship with our clients expands as these clients add more assets to our platform, or as we provide additional solutions and services, with reported net revenue retention rates (as defined below under “—Key Operating Measures”) between 103% and 111% over the past two years. Clients may add assets as a result of acquiring new clients themselves or by acquiring new businesses or simply through organic growth, which produces additional assets that they manage using our platform. We believe that our client service model and technology platform are strong contributing factors in our attractive retention rates. As such, we expect to continue to invest in both our operations and research and development functions to maintain and increase our high levels of client satisfaction, which we believe will lead to strong client retention and expansion.
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
•Expanding Solutions and Broadening Innovation: Our future growth is dependent upon our continued expansion of our solutions in order to better retain our current clients and to develop new use cases that appeal to new clients. While we believe we will be able to reduce our research and development expenses as a percentage of revenues as we achieve greater scale, our priority is to maintain and grow our technological advantage over our competitors. As we identify opportunities to increase our technological and competitive advantages, for example, generative AI, we may increase our investments in research and development at rates that are faster than our growth in revenues in order to enhance our long-term growth and profitability.
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
Other Income, Net
Other income, net consists of gains and losses of foreign currency and investments.
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
Key Operating Measures
We consider certain operating measures, such as annualized recurring revenue, gross retention rates and net retention rates, in measuring the performance of our business. The following table summarizes these operating measures as of the dates presented:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2023
Annualized recurring revenue (in thousands)	$337,366	$349,536
Gross revenue retention rate	97%	98%
Net revenue retention rate	106%	109%
2022
Annualized recurring revenue (in thousands)	$287,137	$290,354	$303,560	$323,461
Gross revenue retention rate	98%	98%	98%	98%
Net revenue retention rate	107%	104%	103%	106%
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
Annualized recurring revenue increased 20% on account of growth in our client base as we brought new clients onto our platform and also added additional assets onto our platform from existing clients.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are supplemental performance measures that our management uses to assess our operating performance. We define Adjusted EBITDA as net income (loss) plus (i) interest (income) expense, net, (ii) depreciation and amortization, (iii) equity-based compensation expense and related payroll taxes, (iv) equity-based compensation expense related to the JUMP acquisition, (v) tax receivable agreement expense, and (vi) other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.
The following tables reconcile net loss to Adjusted EBITDA and include amounts expressed as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	(in thousands, except percentages)
Net loss	$(11,876)	(13%)	$(2,230)	(3%)	$(17,293)	(10%)	$(1,702)	(1%)
Adjustments:
Interest (income) expense, net	(1,333)	(1%)	403	1%	(2,689)	(2%)	832	1%
Depreciation and amortization	2,412	3%	1,159	2%	4,860	3%	2,118	1%
Equity-based compensation expense and related payroll taxes	23,162	26%	16,191	22%	42,192	24%	32,067	22%
Equity-based compensation expense related to JUMP acquisition	5,523	6%	—	—	11,000	6%	—	—
Tax receivable agreement expense	6,573	7%	3,100	—	6,678	4%	3,100	2%
Other expenses(1)	365	—%	451	1%	2,619	2%	1,522	1%
Adjusted EBITDA	24,826	28%	19,074	26%	47,367	27%	37,937	26%
Revenue	$89,879	100%	$73,409	100%	$174,485	100%	$144,187	100%
(1)Other expenses includes management fees to our investors, income taxes, foreign exchange gains and losses and other expenses that are not reflective of our core operating performance including the costs to set up our Up-C structure and the Tax Receivable Agreement, and transaction expenses including legal, accounting, and other expenses related to Secondary Offerings.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Up-C structure expenses	$—	$—	$—	$158
Transaction expenses	257	—	1,550	—
Amortization of prepaid management fees and reimbursable expenses	597	597	1,213	1,188
Provision for (benefit from) income tax expense	(174)	298	90	535
Other income, net	(315)	(444)	(234)	(359)
Total other expenses	$365	$451	$2,619	$1,522
Results of Operations
The following tables set forth our results of operations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$89,879	$73,409	$174,485	$144,187
Cost of revenue(1)	26,954	20,919	51,779	42,091
Gross profit	62,925	52,490	122,706	102,096
Operating expenses:
Research and development(1)	29,848	22,836	57,948	44,130
Sales and marketing(1)	14,331	13,074	29,029	25,067
General and administrative(1)	25,871	15,453	49,177	30,493
Total operating expenses	70,050	51,363	136,154	99,690
Income (loss) from operations	(7,125)	1,127	(13,448)	2,406
Interest (income) expense, net	(1,333)	403	(2,689)	832
Tax receivable agreement expense	6,573	3,100	6,678	3,100
Other income, net	(315)	(444)	(234)	(359)
Loss before income taxes	(12,050)	(1,932)	(17,203)	(1,167)
Provision for (benefit from) income taxes	(174)	298	90	535
Net loss	(11,876)	(2,230)	(17,293)	(1,702)
Less: Net income (loss) attributable to non-controlling interests	(955)	198	(1,988)	329
Net loss attributable to Clearwater Analytics Holdings, Inc.	$(10,921)	$(2,428)	$(15,305)	$(2,031)
(1)Amounts include equity-based compensation as follows:

Cost of revenue	$3,248	$2376	$5,491	$4,687
Operating expenses:
Research and development	5,971	4,565	10,626	8,870
Sales and marketing	3,246	3,215	7,211	6,511
General and administrative	16,105	6,035	28,442	11,999
Total equity-based compensation expense	$28,570	$16,191	$51,770	$32,067

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	30%	28%	30%	29%
Gross profit	70%	72%	70%	71%
Operating expenses:
Research and development	33%	31%	33%	31%
Sales and marketing	16%	18%	17%	17%
General and administrative	29%	21%	28%	21%
Total operating expenses	78%	70%	78%	69%
Income (loss) from operations	(8%)	2%	(8%)	2%
Interest (income) expense, net	(1%)	1%	(2%)	1%
Tax receivable agreement expense	7%	4%	4%	2%
Other income, net	0%	(1%)	0%	0%
Loss before income taxes	(13%)	(3%)	(10%)	(1%)
Provision for (benefit from) income taxes	0%	0%	0%	0%
Net loss	(13)%	(3)%	(10)%	(1)%
Comparison of the three and six months ended June 30, 2023 and 2022 (unaudited)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Revenue	$89,879	$73,409	$16,470	22%	$174,485	$144,187	$30,298	21%
Revenue increased $16.5 million and $30.3 million for the three and six months ended June 30, 2023, respectively, compared to the corresponding period in 2022. The increase was on account of growth in our client base as we brought new clients onto our platform, as well as changes to our existing clients’ assets on our platform. Average assets on our platform that were billed to new and existing clients increased 25% and 19% for the three and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022. Average basis point rate billed to clients decreased by 5.1% and 1.9% for the three and six months ended June 30, 2023, respectively, compared to the corresponding periods in 2022.
Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Equity-based compensation	$3,248	$2,376	$872	37%	$5,491	$4,687	$804	17%
All other cost of revenue	23,706	18,543	5,163	28%	46,288	37,404	8,884	24%
Total cost of revenue	$26,954	$20,919	$6,035	29%	$51,779	$42,091	$9,688	23%
Percent of revenue	30%	28%			30%	29%

Cost of revenue changed as follows:

	Change From 2022 to 2023 QTD	Change From 2022 to 2023 YTD

Increased payroll and related	$2,794	$4,213
Increased depreciation and amortization	1,202	2,569
Increased equity-based compensation	872	804
Increased facilities and infrastructure expenses	328	663
Increased technology	274	371
Increased travel and entertainment	199	455
Increased outside services and contractors	185	265
Increased data costs	157	315
Other items	24	33
Total change	$6,035	$9,688
The increase in cost of revenue for the three and six months ended June 30, 2023 was primarily due to increased payroll and related costs as a result of headcount growth of additional employees across our client services, onboarding and reconciliation teams to support a larger client base. In addition, cost of revenue increased due to increased depreciation and amortization related to the amortization of capitalized IT projects and JUMP-related intangible assets, increased equity-based compensation due to additional headcount, increased allocation of facilities cost due to additional office space, increased travel and entertainment expense as employees are travelling more post COVID-19 pandemic, higher utilization of third-party contractors on operational activities, and increased data costs to support a larger client base.
Operating Expenses
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Equity-based compensation	$5,971	$4,565	$1,406	31%	$10,626	$8,870	$1,756	20%
All other research and development	23,877	18,271	5,606	31%	47,322	35,260	12,062	34%
Total research and development	$29,848	$22,836	$7,012	31%	$57,948	$44,130	$13,818	31%
Percent of revenue	33%	31%			33%	31%

Research and development expenses changed as follows:

	Change From 2022 to 2023 QTD	Change From 2022 to 2023 YTD

Increased payroll and related	$3,548	$7,545
Increased technology	2,061	3,735
Increased equity-based compensation	1,406	1,756
Increased facilities and infrastructure expenses	431	872
Increased travel and entertainment	66	321
Decreased outside services and contractors	(502)	(475)
Other items	2	64
Total change	$7,012	$13,818
The increase in research and development expense for the three and six months ended June 30, 2023 was primarily due to increased payroll and related costs as a result of headcount growth of additional employees to focus on new offerings, headcount growth related to the JUMP acquisition, lower capitalization of payroll costs related to IT projects offset by a tax credit related to JUMP which is based on the research and development expenses incurred in France. In addition, research and development expense increased due to increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, increased equity-based compensation due to additional headcount, increased allocation of facilities cost due to additional office space, increased travel and entertainment expense as employees are travelling more post COVID-19 pandemic, offset by lower utilization of third-party consultants on development activities due to a focus on internal hiring of developers.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Equity-based compensation	$3,246	$3,215	$31	1%	$7,211	$6,511	$700	11%
All other sales and marketing	11,085	9,859	1,226	12%	21,818	18,556	3,262	18%
Total sales and marketing	$14,331	$13,074	$1,257	10%	$29,029	$25,067	$3,962	16%
Percent of revenue	16%	18%			17%	17%

Sales and marketing expense changed as follows:

	Change From 2022 to 2023 QTD	Change From 2022 to 2023 YTD

Increased payroll and related	$881	$2,059
Increased outside services and contractors	140	203
Increased travel and entertainment	112	549
Increased technology	86	169
Increased depreciation and amortization	79000	166
Increased equity-based compensation	31	700
Other items	(72)	116
Total change	$1,257	$3,962
The increase in sales and marketing expense for the three and six months ended June 30, 2023 was primarily due to increased payroll and related costs as a result of additional employees to expand sales coverage. In addition, sales and marketing expense increased from higher utilization of third-party consultants supporting marketing initiatives, increased travel and entertainment expense as employees are travelling more post COVID-19 pandemic, increased allocation of technology costs and depreciation expense, and increased equity-based compensation due to additional headcount.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Equity-based compensation	$16,105	$6,035	$10,070	167%	$28,442	$11,999	$16,443	137%
All other general and administrative	9,766	9,418	348	4%	20,735	18,494	2,241	12%
Total general and administrative	$25,871	$15,453	$10,418	67%	$49,177	$30,493	$18,684	61%
Percent of revenue	29%	21%			28%	21%
General and administrative expenses changed as follows:

	Change From 2022 to 2023 QTD	Change From 2022 to 2023 YTD

Increased equity-based compensation	$10,070	$16,443
Increased technology	765	949
Increased payroll and related	563	1,339
Increased recruiting	168	278
(Decreased) increased outside services and contractors	(669)	455
Decreased insurance	(303)	(650)
Decreased facilities and infrastructure expenses	(269)	(346)
Other items	93	216
Total change	$10,418	$18,684
The increase in general and administrative expense for the three and six months ended June 30, 2023 was primarily due to increased equity-based compensation expense due to JUMP acquisition related equity awards and grant of additional awards to employees, higher utilization of IT services, and increased payroll and related costs as a result of headcount growth. In addition, general and administrative expenses increased due to increased recruiting costs to support growth initiatives. These increases were partially offset by lower utilization of professional services supporting accounting, legal and human resources, decreased insurance costs for our directors and officers and lower allocation of facilities costs. Outside services and contractors increased during the six months ended June 30, 2023 compared to corresponding period in 2022 due to fees for professional services associated with the secondary offerings.

Non-Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Interest (income) expense, net	$(1,333)	$403	$(1,736)	(431%)	$(2,689)	$832	$(3,521)	(423%)
Tax receivable agreement expense	6,573	3,100	3,473	112%	6,678	3,100	3,578	115%
Other income, net	$(315)	$(444)	$129	(29)%	$(234)	$(359)	$125	(35)%
Interest (income) expense, net increased in the three and six months ended June 30, 2023 due to increased interest income on our cash, cash equivalents and investments from higher interest rates, and expansion of investments.
The tax receivable agreement expense is incurred in the period in which we determine that it is probable that payments will be made under the terms of the TRA. Before considering the tax benefits subject to our TRA Agreement, we estimate that we will report taxable income in 2023 primarily due to the capitalization of research and development expenses under Section 174 and equity-based compensation expense that has either not yet met the rules for deductibility or has had the deduction limited under Section 162(m). Therefore, we expect to utilize tax benefits subject to our TRA and have recorded the associated tax receivable agreement expense.
Other income, net relates to foreign exchange gains and losses driven by fluctuations in exchange rates, and gains and losses related to our investments.
Provision for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Provision for income taxes	$(174)	$298	$(472)	(158)%	$90	$535	$(445)	(83)%
The decrease in provision for income taxes for the three and six months ended June 30, 2023 relates to change in mix of foreign jurisdiction taxable income in the period.
Liquidity and Capital Resources
To date, we have primarily financed our operations through cash flows from operations and financing activities.
As of June 30, 2023, we had total cash, cash equivalents and investments of $277.8 million, including cash and cash equivalents of $190.2 million, short-term investments of $63.3 million and long-term investments of $24.3 million. Cash, cash equivalents and short-term investments primarily consist of highly-liquid investments in money market funds, commercial paper, U.S. agency securities, corporate debt securities and certificates of deposit. Long-term investments primarily consist of U.S. agency securities and corporate debt securities. We used proceeds from the IPO and cash generated from operating activities for the purchase consideration paid upon completion of the acquisition of JUMP. We believe our existing cash and cash equivalents will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. Our future financing requirements will depend on many factors, including our growth rate, revenue retention rates, the timing and extent of spending to support development of our platform and any future investments or acquisitions we may make. Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Risk Factors” in the Annual Report.
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2023	2022
	(In thousands)
Net cash provided by operating activities	$29,072	$25,167
Net cash used in investing activities	(85,785)	(6,968)
Net cash provided by (used in) financing activities	(4,047)	7,196
Effect of exchange rate changes on cash and cash equivalents	252	(1,346)
Change in cash and cash equivalents during the period	$(60,508)	$24,049
Cash Flows from Operating Activities
Net cash provided by operating activities of $29.1 million during the six months ended June 30, 2023 was primarily the result of our net loss plus non-cash charges, including equity-based compensation, tax receivable agreement expense, operating lease expense and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, an increase in deferred commissions, and a decrease in accrued expenses and other liabilities. Accounts receivable increased $9.9 million, which is comprised of $6.3 million from growth in revenues and $3.6 million from aging of receivable balances for certain customers due to short-term deterioration in days sales outstanding which we continue to believe are collectible. Deferred commissions increased $1.3 million due to higher revenues in the period. Accrued expenses and other liabilities decreased $11.2 million primarily due to payment in the first quarter of 2023 of bonuses to employees earned in 2022, timing of option exercises by international employees and payments related to our operating leases.
Net cash provided by operating activities of $25.2 million during the six months ended June 30, 2022 was primarily the result of our net loss plus non-cash charges, including equity-based compensation, tax receivable agreement expense, operating lease expense and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, an increase in deferred commissions and a decrease in accrued expenses and other liabilities. Accounts receivable increased $5.4 million, which is comprised of $2.6 million from growth in revenues and $2.8 million from aging of small receivable balances across several customers due to short-term deterioration in days sales outstanding which we continue to believe are collectible. The increase in deferred commissions is due to higher revenues during the period. Accrued expenses and other liabilities decreased $7.1 million primarily due to payment of fiscal year 2021 bonuses to employees.
Cash Flows from Investing Activities
Net cash used in investing activities of $85.8 million during the six months ended June 30, 2023 was primarily due to the purchase of $91.7 million available-for-sale investments and $3.3 million attributable to the purchase of property and equipment, including internally developed software, which was offset by $9.2 million in proceeds from the sale and maturity of investments.
Net cash used in investing activities of $7.0 million during the six months ended June 30, 2022 was attributable to purchase of property and equipment and short-term investments, and internally developed software.
Cash Flows from Financing Activities
Net cash used in financing activities during the six months ended June 30, 2023 was $4.0 million, of which $8.4 million was used to pay taxes related to net share settlement and $1.4 million was used in the repayment of borrowings, which was partially offset by $3.2 million of proceeds from the exercise of options and $2.6 million of proceeds from the employee stock purchase plan.
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
JOBS Act Accounting Election
We meet the definition of an emerging growth company under the Jumpstart Our Business Startups Act of 2012, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies. We expect that based on our public float as of June 30, 2023, that we will no longer be an Emerging Growth Company as of December 31, 2023.
Recent Accounting Pronouncements
There are no recent accounting pronouncements during the six months ended June 30, 2023.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
AUM Market Price Risk
Substantially all of our revenue is derived from fees that are primarily based on the amount of assets on our platform. These fees are stated in basis points, or 1/100th of 1%. Though in substantially all cases we charge a minimum fee regardless of the assets that are loaded onto our platform, our revenues fluctuate based on the value of the assets that our clients maintain on our platform. A total of $6.4 trillion and $5.9 trillion of assets was loaded on our platform as of December 31, 2022 and 2021, respectively. Movements in funds invested between different securities or fluctuations in securities prices or investment performance could cause the value of AUM to decline, which would result in lower fees we receive from our clients.
Interest Rate Risk
We have interest rate risk relating to debt and associated interest expense under the New Credit Agreement, which has been amended to be indexed to SOFR. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical increase or decrease in SOFR of 100 basis points would increase or decrease, respectively, our interest expense or income by approximately $0.3 million on an annual basis, based on our $50.2 million debt balance under the New Credit Agreement at June 30, 2023.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors.
In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in the “Risk Factors” section of our Annual Report. There have been no material changes to the risk factors disclosed in the “Risk Factors” section of our Annual Report, except as noted below.
If we fail to implement and maintain effective internal controls over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
As an Emerging Growth Company, we are not currently required to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We expect that based on our public float as of June 30, 2023, that we will no longer be an Emerging Growth Company as of December 31, 2023, and we will be required to complete our first formal assessment of the effectiveness of our internal control over financial reporting, and our independent registered accounting firm will conduct an audit of our internal controls over financial reporting as of December 31, 2023. Evaluation by us of our internal control over financial reporting may identify material weaknesses. The identification of a material weakness in our internal control over financial reporting or the failure to remediate existing material weaknesses in our internal control over financial reporting may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of NYSE rules. There also could be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could have a material adverse effect on our business, financial condition and results of operations and could also lead to a decline in the price of our Class A common stock.
In addition to our results determined in accordance with U.S. GAAP, we believe certain non-GAAP measures may be useful in evaluating our operating performance. We present certain non-GAAP financial measures in our Annual Report on Form 10-K and each Quarterly Report on Form 10-Q, and intend to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.
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
On May 5, 2023, we issued to stockholders 12,066 shares of Class A common stock upon the exchange of the same number of shares of our Class B common stock and corresponding LLC Interests held by such stockholders.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
During the three months ended June 30, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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
10.1*
Amendment No.1 of Credit Agreement, dated as of June 22, 2023, by and among Clearwater Analytics, LLC, as borrower, CWAN Acquisition, LLC, as holdings, the lenders party thereto and JPMorgan Chase Bank, N.A, as administrative agent, collateral agent and revolver agent

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

Company Name

Date: August 4, 2023	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)