Form 10-Q
period 2023-09-30
Clearwater Analytics Holdings, Inc.
filed 2023-11-03
CIK 1866368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 26, 2023, the number of outstanding shares of the registrant’s common stock was:
89,945,389 shares of Class A common stock.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts and per share amounts, unaudited)

	September 30	December 31
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$205,665	$250,724
Short-term investments	79,568	4,890
Accounts receivable, net	91,656	72,575
Prepaid expenses and other current assets	24,341	28,157
Total current assets	401,230	356,346
Property and equipment, net	14,804	15,064
Operating lease right-of-use assets, net	22,940	24,114
Intangible assets, net	26,037	29,456
Goodwill	42,585	43,791
Long-term investments	17,600	—
Deferred contract costs, non-current	5,636	6,563
Other non-current assets	4,675	6,608
Total assets	$535,507	$481,942
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,853	$3,092
Accrued expenses and other current liabilities	40,779	42,119
Notes payable, current portion	2,750	2,750
Operating lease liability, current portion	6,402	5,851
Tax receivable agreement liability, current portion	10,355	12,200
Total current liabilities	63,139	66,012
Notes payable, less current maturities and unamortized debt issuance costs	46,494	48,492
Operating lease liability, less current portion	17,678	19,505
Tax receivable agreement liability, less current portion	8,200	—
Other long-term liabilities	8,561	9,547
Total liabilities	144,072	143,556
Stockholders' Equity
Class A common stock, par value $0.001 per share; 1,500,000,000 shares authorized, 88,848,638 shares issued and outstanding as of September 30, 2023, 61,148,890 shares issued and outstanding as of December 31, 2022	89	61
Class B common stock, par value $0.001 per share; 500,000,000 shares authorized, 1,402,185 shares issued and outstanding as of September 30, 2023, 1,439,251 shares issued and outstanding as of December 31, 2022	1	1
Class C common stock, par value $0.001 per share; 500,000,000 shares authorized, 39,337,746 shares issued and outstanding as of September 30, 2023, 47,377,587 shares issued and outstanding as of December 31, 2022	39	47
Class D common stock, par value $0.001 per share; 500,000,000 shares authorized, 113,173,596 shares issued and outstanding as of September 30, 2023, 130,083,755 shares issued and outstanding as of December 31, 2022	113	130
Additional paid-in-capital	516,485	455,320
Accumulated other comprehensive income (loss)	(500)	609
Accumulated deficit	(190,599)	(186,647)
Total stockholders' equity attributable to Clearwater Analytics Holdings, Inc.	325,628	269,521
Non-controlling interests	65,807	68,865
Total stockholders' equity	391,435	338,386
Total liabilities and stockholders' equity	$535,507	$481,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share amounts and per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$94,664	$76,552	$269,149	$220,739
Cost of revenue(1)	27,013	22,720	78,792	64,811
Gross profit	67,651	53,832	190,357	155,928
Operating expenses:
Research and development(1)	32,250	25,438	90,198	69,568
Sales and marketing(1)	15,020	13,187	44,049	38,254
General and administrative(1)	26,268	16,371	75,445	46,864
Total operating expenses	73,538	54,996	209,692	154,686
Income (loss) from operations	(5,887)	(1,164)	(19,335)	1,242
Interest (income) expense, net	(1,733)	(693)	(4,422)	139
Tax receivable agreement (benefit) expense	(566)	2,600	6,112	5,700
Other income, net	(971)	(469)	(1,205)	(828)
Loss before income taxes	(2,617)	(2,602)	(19,820)	(3,769)
Provision for (benefit from) income taxes	(274)	424	(184)	959
Net loss	(2,343)	(3,026)	(19,636)	(4,728)
Less: Net income (loss) attributable to non-controlling interests	(454)	(52)	(2,442)	277
Net loss attributable to Clearwater Analytics Holdings, Inc.	$(1,889)	$(2,974)	$(17,194)	$(5,005)

Net loss per share attributable to Class A and Class D common stockholders stock:
Basic and diluted	$(0.01)	$(0.02)	$(0.09)	$(0.03)

Weighted average shares of Class A and Class D common stock outstanding:
Basic and diluted	201,582,951	187,824,531	197,903,361	184,026,378

(1)Amounts include equity-based compensation as follows:

Cost of revenue	$3,346	$2,594	$8,837	$7,281
Operating expenses:
Research and development	6,768	5,133	17,393	14,003
Sales and marketing	4,010	2,941	11,221	9,452
General and administrative	16,233	6,033	44,675	18,032
Total equity-based compensation expense	$30,357	$16,701	$82,126	$48,768
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Loss
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(2,343)	$(3,026)	$(19,636)	$(4,728)
Other comprehensive loss, net of taxes:
Foreign currency translation adjustment	(2,358)	(1,100)	(997)	(2,362)
Unrealized loss on available-for-sale investments	(10)	—	(289)	—
Comprehensive loss	$(4,711)	$(4,126)	$(20,922)	$(7,090)
Less: Comprehensive loss attributable to non-controlling interests	(853)	(284)	(2,620)	(239)
Comprehensive loss attributable to Clearwater Analytics Holdings, Inc.	$(3,858)	$(3,842)	$(18,302)	$(6,851)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity
(In thousands, except share amounts, unaudited)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2022	61,148,890	$61	1,439,251	$1	47,377,587	$47	130,083,755	$130	$455,320	$609	$(186,647)	$68,865	$338,386
Exercise of options to purchase common stock	790,873	1	—	—	—	—	—	—	2,158	—	—	534	2,693
Restricted stock units released	1,150,785	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for net share settlement and other	(661,451)	—	—	—	—	—	—	—	(5,832)	—	—	(1,443)	(7,275)
Equity-based compensation	—	—	—	—	—	—	—	—	18,680	—	—	4,621	23,301
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,101	—	273	1,374
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	33	—	8	41
Net loss	—	—	—	—	—	—	—	—	—	—	(4,384)	(1,033)	(5,417)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	362	362
Effect of LLC unit exchanges	14,975,000	15	(25,000)	—	(4,823,901)	(5)	(10,126,099)	(10)	—	—	7,743	(7,743)	—
Balance at March 31, 2023	77,404,097	$77	1,414,251	$1	42,553,686	$43	119,957,656	$120	$470,326	$1,742	$(183,288)	$64,444	$353,465
Exercise of options to purchase common stock	334,226	—	—	—	—	—	—	—	398	—	—	88	486
Restricted stock units released	114,392	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for net share settlement and other	(175,295)	—	—	—	—	—	—	—	(961)	—	—	(211)	(1,172)
ESPP shares issued	189,390	—	—	—	—	—	—	—	2,128	—	—	467	2,595
Equity-based compensation	—	—	—	—	—	—	—	—	23,552	—	—	5,170	28,722
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(11)	—	(2)	(13)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(262)	—	(58)	(320)
Net loss	—	—	—	—	—	—	—	—	—	—	(10,921)	(955)	(11,876)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(1,161)	(1,161)
Effect of LLC unit exchanges	10,012,066	10	(12,066)	—	(3,215,940)	(3)	(6,784,060)	(7)	—	—	5,085	(5,085)	—
Balance at June 30, 2023	87,878,876	$88	1,402,185	$1	39,337,746	$39	113,173,596	$113	$495,444	$1,469	$(189,124)	$62,696	$370,726
Exercise of options to purchase common stock	1,211,583	1	—	—	—	—	—	—	1,069	—	—	216	1,286
Restricted stock units released	468,830	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for tax obligations	(710,651)	—	—	—	—	—	—	—	(5,357)	—	—	(1,083)	(6,440)
Equity-based compensation	—	—	—	—	—	—	—	—	25,329	—	—	5,125	30,454
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,961)	—	(397)	(2,358)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(8)		(2)	(10)

Net loss	—	—	—	—	—	—	—	—	—	—	(1,889)	(454)	(2,343)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	120	120
Effect of LLC ownership changes	—	—	—	—	—	—	—	—	—	—	414	(414)	—
Balance at September 30, 2023	88,848,638	$89	1,402,185	$1	39,337,746	$39	113,173,596	$113	$516,485	$(500)	$(190,599)	$65,807	$391,435

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2021	47,948,888	$48	11,151,110	$11	47,377,587	$47	130,083,755	$130	$388,591	$(34)	$(191,926)	$65,001	$261,868
Exercise of options to purchase common stock	857,647	1	—	—	—	—	—	—	4,226	—	—	1,387	5,613
Equity-based compensation	—	—	—	—	—	—	—	—	12,067	—	—	3,960	16,028
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(226)	—	(74)	(300)
Net income	—	—	—	—	—	—	—	—	—	—	398	130	528
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	27	27
Effect of LLC unit exchanges	6,643,614	7	(6,643,614)	(7)	—	—	—	—	—	—	8,348	(8,348)	—
Balance at March 31, 2022	55,450,149	$55	4,507,496	$5	47,377,587	$47	130,083,755	$130	$404,884	$(260)	$(183,180)	$62,083	$283,764
Exercise of options to purchase common stock	105,251	—	—	—	—	—	—	—	603	—	—	168	771
Restricted stock units released	93,750	—	—	—	—	—	—	—	—	—	—	—	—
ESPP shares issued	200,220	1	—	—	—	—	—	—	1,877	—	—	523	2,401
Equity-based compensation	—	—	—	—	—	—	—	—	12,759	—	—	3,555	16,314
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(752)	—	(209)	(961)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(2,428)	198	(2,230)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(834)	(834)
Effect of LLC unit exchanges	1,810,711	2	(1,810,711)	(2)	—	—	—	—	—	—	2,410	(2,410)	—
Balance at June 30, 2022	57,660,081	$58	2,696,785	$3	47,377,587	$47	130,083,755	$130	$420,123	$(1,012)	$(183,198)	$63,074	$299,225
Exercise of options to purchase common stock	188,758	—	—	—	—	—	—	—	1,218	—	—	324	1,542
Restricted stock units released	479,485	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for tax obligations	(162,439)	—	—	—	—	—	—	—	(2,025)	—	—	(539)	(2,564)
Equity-based compensation	—	—	—	—	—	—	—	—	13,324	—	—	3,549	16,873
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(868)	—	(232)	(1,100)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(2,974)	(52)	(3,026)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(687)	(687)
Effect of LLC unit exchanges	1,033,983	1	(1,033,983)	(1)	—	—	—	—	—	—	1,524	(1,524)	—
Balance at September 30, 2022	59,199,868	$59	1,662,802	$2	47,377,587	$47	130,083,755	$130	$432,640	$(1,880)	$(184,648)	$63,913	$310,263
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net loss	$(19,636)	$(4,728)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,336	3,499
Noncash operating lease cost	5,667	5,226
Equity-based compensation	82,126	48,768
Change in tax receivable liability	6,122	5,700
Amortization of deferred contract acquisition costs	3,563	3,221
Amortization of debt issuance costs, included in interest expense	210	210
Deferred tax benefit	(524)	(590)
Accretion of discount on investments	(901)	—
Realized gain on investments	(89)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(18,864)	(15,051)
Prepaid expenses and other assets	4,219	1,618
Deferred contract acquisition costs	(2,662)	(3,593)
Accounts payable	109	240
Accrued expenses and other liabilities	(6,171)	(4,673)
Net cash provided by operating activities	60,505	39,847
INVESTING ACTIVITIES
Purchases of property and equipment	(4,062)	(5,880)
Purchase of held to maturity investments	—	(3,000)
Purchases of available-for-sale investments	(111,018)	—
Proceeds from sale of available-for-sale investments	5,950	—
Proceeds from maturities of investments	13,517	—
Net cash used in investing activities	(95,613)	(8,880)
FINANCING ACTIVITIES
Proceeds from exercise of options	4,465	7,926
Taxes paid related to net share settlement of equity awards	(14,887)	(2,564)
Proceeds from employee stock purchase plan	2,595	2,401
Repayments of borrowings	(2,062)	(2,063)
Payment of costs associated with the IPO	—	(214)
Payment of tax distributions	(35)	(17)
Net cash provided by (used in) financing activities	(9,924)	5,469
Effect of exchange rate changes on cash and cash equivalents	(27)	(2,510)
Change in cash and cash equivalents during the period	(45,059)	33,926
Cash and cash equivalents, beginning of period	250,724	254,597
Cash and cash equivalents, end of period	$205,665	$288,523
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,530	$766
Cash paid for income taxes	$1,484	$1,425
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment included in accounts payable and accrued expense	$2	$162
Tax distributions payable to Continuing Equity Owners included in accrued expenses	$3,838	$1,646
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
As of September 30, 2023, the Company owns 83.2% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class B and Class C common stock own the remaining 16.8% of the interests in CWAN Holdings. The attributes of the Company's classes of common stock are summarized in the following table:

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
Items subject to estimates and assumptions include the useful lives and recoverability of long-lived assets, the average period of benefit associated with deferred contract costs, sales reserves, the incremental borrowing rate applied in lease accounting, accruals for sales tax liabilities, the fair value and probability of achieving performance conditions of equity awards, business combinations, tax valuation allowance and probability of making payments under the TRA, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgments about the carrying values of assets and liabilities, and measurement of revenues and expenses. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s condensed consolidated financial statements will be affected.
Significant Accounting Policies
The Company's significant accounting policies are discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes during the three and nine months ended September 30, 2023, except as noted below.
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
Sales tax collected from customers and remitted to governmental authorities is not included in revenue and is reflected as a liability on the Company’s condensed consolidated balance sheets.
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
Available-for-sale securities consist of commercial paper, U.S. agency securities and corporate debt securities. Available-for-sale investments are recorded at fair value, and unrealized gains or losses related to changes in fair value between periods are reported in accumulated other comprehensive loss. Realized gains or losses related to available-for-sale investments are reported in earnings. Realized gains or losses were not material during the three and nine months ended September 30, 2023.
If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates the security for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other income (expense), net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other income (expense), net in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. As of September 30, 2023 and December 31, 2022, no allowance of credit losses related to our available-for-sale investments was recorded. Unrealized losses not resulting from credit losses are recorded through accumulated other comprehensive loss.
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
For Licenses, the Company's remaining performance obligations represent the transaction price allocated to maintenance and support performance obligations that have yet to be satisfied. The following table includes estimated revenue expected to be recognized in the future related to maintenance and support performance obligations that are partially satisfied (in thousands):

	Remainder of 2023	2024	2025	2026	2027	Thereafter
Revenue expected to be recognized in the future as of September 30, 2023	$419	$905	$595	$396	$196	$102

Of the total revenue recognized for the three and nine months ended September 30, 2023, $0.2 million and $0.9 million was included in the deferred revenue balance as of December 31, 2022, respectively. Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were not material. Contract asset balances classified as current are $2.1 million and $2.5 million as of September 30, 2023 and December 31, 2022, respectively. Contract asset balances classified as non-current are $1.6 million and $1.2 million as of September 30, 2023 and December 31, 2022, respectively.
The following table presents the Company’s revenue disaggregated by geography, based on billing address of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$76,704	$65,420	$220,967	$189,307
Rest of World	17,960	11,132	48,182	31,432
Total revenue	$94,664	$76,552	$269,149	$220,739
Note 4. Cash, Cash Equivalents and Investments
The following tables show the Company’s cash, cash equivalents and investments by significant investment category as of September 30, 2023 and December 31, 2022 in accordance with the fair value hierarchy (in thousands):

	September 30, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$45,118	$—	$—	$45,118	$45,118	$—	$—
Level 1 (1):
Money market funds	$153,724	$—	$—	$153,724	$153,724	$—	$—
Level 2 (2):
Treasury bills	$1,467	$—	$(6)	$1,462	$—	$1,462	$—
US government bond	$6,082	$—	$(33)	$6,049	$—	$2,895	$3,154
U.S. agency securities	$25,283	$—	$(92)	$25,191	$—	$22,742	$2,449
Commercial paper	$18,608	$—	$—	$18,608	$6,822	$11,786	$—
Corporate debt securities	$49,834	$—	$(158)	$49,677	$—	$37,679	$11,997
Certificates of deposit	$3,004	$—	$—	$3,004	$—	$3,004	$—
Subtotal	$104,278	$—	$(289)	$103,991	$6,822	$79,568	$17,600
Total	$303,120	$—	$(289)	$302,833	$205,665	$79,568	$17,600

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$7,337	$—	$—	$7,337	$7,337	$—	$—
Level 1 (1):
Money market funds	$243,387	$—	$—	$243,387	$243,387	$—	$—
Level 2 (2):
Certificates of deposit	$3,000	$—	$—	$3,000	$—	$3,000	$—
Non-US Treasury securities	$1,890	$—	$—	$1,890	$—	$1,890	$—
Subtotal	$4,890	$—	$—	$4,890	$—	$4,890	$—
Total	$255,614	$—	$—	$255,614	$250,724	$4,890	$—

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
During each of the nine months ended September 30, 2023 and year ended December 31, 2022, there were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy.
Note 5. Business Combinations
On November 30, 2022, we completed our acquisition of JUMP, acquiring 100% of the outstanding common shares and voting interest in JUMP. We believe the acquisition will strengthen our position to become an industry-leading provider of innovative, end-to-end solutions to investment management companies globally. The total purchase consideration for the acquisition of JUMP was €75 million in cash, which approximated to $77.1 million based on the exchange rate at the time of the acquisition. A total of €67.5 million cash was paid as purchase consideration upon completion of the acquisition. The Share Purchase Agreement includes an indemnification holdback which requires the remaining €7.5 million cash to be paid as purchase consideration over the subsequent two years subject to no indemnification claims being submitted. We expensed acquisition-related costs in the amount of $1.7 million in general and administrative expenses in the third and fourth quarters of 2022.
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
Revenue of $2.7 million and net income of $1.1 million is included in our consolidated statements of operations for the year ended December 31, 2022. Pro forma information has not been presented as disclosure is impracticable due to JUMP's historical financial statements not being prepared in accordance with U.S. GAAP.
A total of 3,200,000 RSU equity awards were granted to JUMP employees on November 30, 2022 and are recognized separately from the acquisition of assets and assumptions of liabilities related to JUMP. The Company determined the fair value of each RSU awarded using the closing price of the Company's shares on the NYSE on November 30, 2022. The RSUs are either subject to time-based vesting conditions and vest over four years, or subject to performance-based vesting and vest upon achievement of targets tied to annual revenue growth in 2023. A total of $0.3 million and $1.0 million equity-based compensation related to JUMP employees is recorded in research and development expenses, respectively, for the three and nine months ended September 30, 2023. A total of $5.2 million and $15.5 million equity-based compensation related to JUMP employees is recorded in general and administrative expenses, respectively, for the three and nine months ended September 30, 2023.
Note 6. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the nine months ended September 30, 2023 (in thousands):

Amount
Balance as of December 31, 2022	$43,791
Purchase accounting adjustment	(623)
Foreign currency translation adjustments	(583)
Balance as of September 30, 2023	$42,585

Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$24,740	$(2,945)	$21,795	6.2
Customer relationships	4,335	(278)	4,057	12.2
Trade name / Trademarks	317	(132)	185	1.2
Total intangible assets	$29,392	$(3,355)	$26,037

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$25,086	$(305)	$24,781	6.9
Customer relationships	4,395	(29)	4,366	12.9
Trade name / Trademarks	322	(13)	309	1.9
Total intangible assets	$29,803	$(347)	$29,456
We recognized amortization expense of $1.1 million and $3.2 million for the three and nine months ended September 30, 2023, respectively. No amortization expense was recognized for the three and nine months ended September 30, 2022.
Note 7. Supplemental Consolidated Balance Sheet Information
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Billed accounts receivable	$41,654	$41,718
Unbilled accounts receivable	50,171	30,963
Allowance for doubtful accounts and reserves	(169)	(106)
Accounts receivable, net	$91,656	$72,575
The majority of invoices included within the unbilled accounts receivable balance are issued within the first few days of the month directly following the period of service.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid expenses	$10,575	$14,947
Deferred contract costs, current portion	4,241	4,215
Contract assets	2,147	2,518
Other receivable	4,294	4,142
Other current assets	3,084	2,335
Prepaid expense and other current assets	$24,341	$28,157
Property and equipment, net
Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was $1.4 million and $1.4 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $4.1 million and $3.5 million, respectively. Accumulated depreciation and amortization as of September 30, 2023 and December 31, 2022 was $18.6 million and $14.5 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued benefits and retirement	$7,980	$10,566
Accrued vendor liabilities	6,838	4,811
Acquisition holdback liability, current portion	3,920	3,770
Accrued bonus	7,564	10,005
Deferred revenue	3,473	1,185
Tax distributions payable to Continuing Equity Owners	3,839	3,196
Accrued commissions	2,020	2,709
Income tax payable	130	920
Other current liabilities	5,015	4,957
Accrued expenses and other liabilities	$40,779	$42,119
Other Long-term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Deferred tax liabilities	$4,756	$5,932
Acquisition holdback liability	3,650	3,496
Asset retirement obligation	155	119
Other long-term liabilities	$8,561	$9,547
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
Operating lease costs were $1.9 million and $5.6 million for the three and nine months ended September 30, 2023, respectively. Variable lease cost and short-term lease costs were immaterial during the three and nine months ended September 30, 2023. Future minimum lease payments at September 30, 2023 under the Company’s non-cancelable leases were as follows (in thousands):

2023 (remaining three months)	$1,853
2024	7,269
2025	7,375
2026	6,758
2027	2,770
Thereafter	156
Total future minimum lease payments	26,181
Less: Imputed interest	(2,101)
Present value of future minimum lease payments	24,080
Less: Current portion of operating lease liability	(6,402)
Operating lease liabilities - noncurrent	$17,678
The following table presents supplemental information for the Company's non-cancelable operating leases for the nine months ended September 30, 2023 and 2022 (in thousands, except for weighted average and percentage data):

	Nine Months Ended September 30,
	2023	2022
Weighted average remaining lease term	3.58	4.29
Weighted average discount rate	4.72%	3.77%
Cash paid for amounts included in the measurement of lease liabilities	$1,897	$1,534
Leased assets obtained in exchange for new lease liabilities(1)	$3,637	$26,027
(1) For the nine months ended September 30, 2022, amount includes $23.1 million related to the adoption of ASC 842 for existing operating leases on January 1, 2022.
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

	September 30, 2023		December 31, 2022
	Shares	Ownership %	Shares	Ownership %
Clearwater Analytics Holdings, Inc. interest in CWAN Holdings	202,022,234	83.2%	191,232,645	79.7%
Continuing Equity Owners' interest in CWAN Holdings	40,739,931	16.8%	48,816,838	20.3%
	242,762,165	100.0%	240,049,483	100.0%

Note 10. Loss Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A and Class D common stock (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(2,343)	$(3,026)	$(19,636)	$(4,728)
Less: Net income (loss) attributable to non-controlling interests	(454)	(52)	(2,442)	277
Net loss attributable to Clearwater Analytics Holdings, Inc. - basic and diluted	(1,889)	(2,974)	(17,194)	(5,005)
The following tables set forth the computation of basic and diluted net loss per share of Class A and Class D common stock (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Class A	Class D	Class A	Class D
Basic and diluted net loss attributable to Class A and Class D common stockholders
Numerator:
Allocation of net loss attributable to Clearwater Analytics Holdings, Inc.	$(828)	$(1,061)	$(6,768)	$(10,426)
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic and diluted	88,409,355	113,173,596	77,898,011	120,005,350
Basic and diluted net loss per share attributable to Class A and Class D common stockholders	$(0.01)	$(0.01)	$(0.09)	$(0.09)

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Class A	Class D	Class A	Class D
Basic and diluted net loss attributable to Class A and Class D common stockholders
Numerator:
Allocation of net loss attributable to Clearwater Analytics, Inc.	$(914)	$(2,060)	$(1,467)	$(3,538)
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic and diluted	57,740,776	130,083,755	53,942,623	130,083,755
Basic and diluted net loss per share attributable to Class and Class D common stockholders	$(0.02)	$(0.02)	$(0.03)	$(0.03)
Shares of the Company's Class B and Class C common stock do not participate in the earnings or losses of Clearwater Analytics Holdings, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.

The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share for the three and nine months ended September 30, 2023 due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Conversion of Class B and Class C common stock	40,739,931	50,044,760	43,964,990	53,414,846
Stock options of Clearwater Analytics Holdings, Inc.	10,225,813	10,163,645	9,690,549	10,939,998
RSUs of Clearwater Analytics Holdings, Inc.	2,923,756	713,091	5,425,091	1,044,382
Employee stock purchase plans	21,583	11,536	14,509	7,187
Total	53,911,083	60,933,032	59,095,139	65,406,413
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
Options
The following table summarizes the stock option activity for the nine months ended September 30, 2023 (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2022	17,754,770	$8.47	7.06	$183,315
Granted	—	—
Exercised	(2,336,682)	7.23		23,942
Forfeited	(1,411,142)	12.63
Balance - September 30, 2023	14,006,946	$8.26	6.52	$155,598
Options vested - September 30, 2023	10,052,596	$7.44		$119,944
The aggregate intrinsic value as of September 30, 2023 disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock as of September 30, 2023. As of September 30, 2023, the total unrecognized compensation expense related to unvested options was $18.6 million, which is expected to be recognized over a weighted average period of 1.4 years.

RSUs
The summary of RSU activity for the nine months ended September 30, 2023 is as follows (in thousands, except per share data):

	Units Activity	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2022	9,527,348	$18.32	$178,638
Granted	7,341,300	18.69
Released	(1,734,007)	18.11
Cancelled	(1,201,956)	17.55
Unvested units as of September 30, 2023	13,932,685	$18.07	$269,458
The aggregate intrinsic value disclosed in the above table is based on the closing stock price on the NYSE on September 30, 2023. As of September 30, 2023, there was $184.4 million of unrecognized equity-based compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.6 years.
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
As of September 30, 2023, total unrecognized equity-based compensation costs related to ESPP were $0.3 million, which is expected to be recognized over the remaining current offering period ending November 30, 2023.
ESPP payroll contributions accrued at September 30, 2023 and December 31, 2022 totaled $1.7 million and $0.5 million, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.
Note 12. Income Taxes

As a part of the Up-C structure, Clearwater Analytics Holdings, Inc. owns a portion of CWAN Holdings, which contains all operations of the business and is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, CWAN Holdings is generally not subject to U.S. federal, state, and local income taxes. Any taxable income or loss generated by CWAN Holdings is passed through to and included in the taxable income or loss of its members in accordance with the terms of the operating agreement of CWAN Holdings. Before the IPO, the majority of CWAN Holdings’ income was passed through to its members and was nontaxable to the entity. CWAN Holdings’ international wholly-owned subsidiaries are subject to taxes in foreign jurisdictions.

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

The following table provides details of the provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss before income taxes	$(2,617)	$(2,602)	$(19,820)	$(3,769)
Provision for (benefit from) income taxes	(274)	424	(184)	959
Effective tax rate	10.5%	(16.3%)	0.9%	(25.4%)
For the three and nine months ended September 30, 2023 and September 30, 2022, the Company’s effective tax rate was different than the statutory rate primarily because of foreign taxes, equity-based compensation and the valuation allowance on U.S. deferred tax assets. In addition, the Company is not liable for income taxes on the portion of CWAN Holdings’ earnings that are attributable to non-controlling interests.

The Company regularly monitors its uncertain tax positions, and as of September 30, 2023, there were no material unrecognized tax benefits that, if realized, would affect the estimated annual effective tax rate, nor do we expect any significant changes within the next 12 months.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence as of September 30, 2023, we believe that it is more likely than not that the tax benefits of the U.S. losses incurred may not be realized. Accordingly, we have recorded a full valuation allowance against the tax benefits of the U.S. losses incurred. We intend to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance.
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
The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The future tax benefits related to ownership exchanges completed as of September 30, 2023 are estimated to be $437 million, of which $372 million is estimated to be the associated TRA liability.
As noted above, the Company evaluated the realizability of its U.S. deferred tax assets and has recorded a full valuation allowance against the future realization of those benefits. As such, no TRA liability related to future years has been recorded as of September 30, 2023, as it is not probable that we will realize any tax benefits.

Before considering the tax benefits subject to our TRA Agreement, we estimate that we will report taxable income in 2023 primarily due to capitalization of research and development expenses under Section 174 and equity-based compensation expense that has either not yet met the rules for deductibility or has had the deduction limited under Section 162(m). Therefore, we expect to utilize tax benefits subject to our TRA and have recorded the associated TRA liability of $18.6 million as of September 30, 2023, of which $8.2 million relates to tax year 2023 and $10.4 million relates to tax year 2022. We anticipate paying the TRA liability related to tax year 2022 in Q4 of 2023. We have recorded $6.1 million of tax receivable agreement expense and $0.3 million of TRA Bonus expense in the nine months ended September 30, 2023. As there are many assumptions and considerations that impact our taxable income position in the current year, the estimate of our taxable income position (and thus, the TRA liability recognized) for the current year could change significantly.

As of September 30, 2023, the non-controlling interest holders held 40,739,931 units in CWAN Holdings that could, at their discretion, be exchanged for Class A shares. As units are exchanged, we may record future tax benefits and an associated TRA liability as a result of the increases in our tax basis in CWAN Holdings from the exchanges. The amount of the increase in the tax basis, the related estimated tax benefits, and the related TRA liability to be recorded will depend (among other things) on the price of the Company’s Class A stock at the time of the relevant redemption or exchange. If the non-controlling interest exchanged all of their units at the Company’s Class A stock price as of September 30, 2023, we estimate the future tax benefits related to these hypothetical exchanges to be $240 million, of which $204 million is estimated to be the associated TRA liability.

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
We have a 100% recurring revenue model, excluding revenue from professional services and license related revenue from the JUMP acquisition. We charge our clients a fee that is primarily based on the amount of assets they manage on our platform, subject to contracted minimums. A majority of the assets on our platform are high-grade fixed income assets, leading to very low levels of volatility and highly predictable revenue streams. In 2022, we transitioned our contracting structure to a framework we describe as Base+ for all new clients. A Base+ contract framework includes a base fee for a prospective or existing client’s book of business plus an incremental fee for increases in assets on the platform. This structure is designed to limit the downside volatility in our asset-based fees. We also began to amend contracts with our existing clients to either modify the structure of such contracts from a pure asset-based fee to this Base+ model or to increase the basis point price. The Base+ model includes annual increases in the base fee and enables us to charge additional fees for supplemental services provided for certain alternative asset classes (e.g., LPx) or additional products (e.g. Prism, Performance Plus, JUMP) should the client choose to utilize those services.

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
•Expanding and Retaining Relationships with Existing Clients: Our future growth is dependent upon retaining our existing clients and expanding our relationships with these clients through increases in the amount of their assets on our platform, or providing additional solutions and services. We have enjoyed consistent gross revenue retention rates of 98% in 18 of the past 19 quarters. The consistency in revenue retention creates predictability in our business and enables us to better plan our future investments. Our relationship with our clients expands as these clients add more assets to our platform, or as we provide additional solutions and services, with reported net revenue retention rates (as defined below under “—Key Operating Measures”) between 103% and 109% over the past two years. Clients may add assets as a result of acquiring new clients themselves or by acquiring new businesses or simply through organic growth, which produces additional assets that they manage using our platform. We believe that our client service model and technology platform are strong contributing factors in our attractive retention rates. As such, we expect to continue to invest in both our operations and research and development functions to maintain and increase our high levels of client satisfaction, which we believe will lead to strong client retention and expansion.
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
Tax Receivable Agreement (Benefit) Expense
In connection with the IPO and related transactions, we entered into a TRA that provides for the payment by us of 85% of certain tax benefits that we realize as a result of increases in our tax basis of CWAN Holdings resulting from redemptions or exchanges of CWAN Holdings units. Tax receivable agreement (benefit) expense relates to amounts that are probable of being incurred under the TRA.
Other Income, Net
Other income, net consists of gains and losses of foreign currency and investments.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of income taxes related to federal, state, and foreign jurisdictions where we conduct our business. Our effective tax rate may increase in the future as our ownership in CWAN Holdings increases via exchanges from historical partners. In addition, our discrete items may not be consistent from period to period and could cause volatility in our effective tax rate.
Key Operating Measures
We consider certain operating measures, such as annualized recurring revenue, gross retention rates and net retention rates, in measuring the performance of our business. The following table summarizes these operating measures as of the dates presented:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2023
Annualized recurring revenue (in thousands)	$337,366	$349,536	$362,473
Gross revenue retention rate	97%	98%	98%
Net revenue retention rate	106%	109%	108%
2022
Annualized recurring revenue (in thousands)	$287,137	$290,354	$303,560	$323,461
Gross revenue retention rate	98%	98%	98%	98%
Net revenue retention rate	107%	104%	103%	106%
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
Annualized recurring revenue increased 18% from September 30, 2022 to September 30, 2023 on account of growth in our client base as we brought new clients onto our platform and also added additional assets onto our platform from existing clients.
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
Gross revenue retention rates have been 98% in 18 of the past 19 quarters. We believe the consistent and high gross revenue retention rate is a testament to the value proposition that our leading solution offers.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are supplemental performance measures that our management uses to assess our operating performance. We define Adjusted EBITDA as net income (loss) plus (i) interest (income) expense, net, (ii) depreciation and amortization, (iii) equity-based compensation expense and related payroll taxes, (iv) equity-based compensation expense related to the JUMP acquisition, (v) tax receivable agreement (benefit) expense, (vi) transaction expenses, and (vii) other (benefit) expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.
The following tables reconcile net loss to Adjusted EBITDA and include amounts expressed as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	(in thousands, except percentages)
Net loss	$(2,343)	(2%)	$(3,026)	(4%)	$(19,636)	(7%)	$(4,728)	(2%)
Adjustments:
Interest (income) expense, net	(1,733)	(2%)	(693)	(1%)	(4,422)	(2%)	139	—%
Depreciation and amortization	2,476	3%	1,381	2%	7,336	3%	3,499	2%
Equity-based compensation expense and related payroll taxes	25,642	27%	16,701	22%	67,823	25%	48,768	22%
Equity-based compensation expense related to JUMP acquisition	5,583	6%	—	—	16,594	6%	—	—
Tax receivable agreement (benefit) expense	(566)	(1%)	2,600	3%	6,112	2%	5,700	3%
Transaction expenses	61	0%	1,327	2%	1,612	1%	1,327	1%
Other (benefit) expenses(1)	(564)	(1%)	559	1%	504	0%	2,081	1%
Adjusted EBITDA	28,556	30%	18,849	25%	75,923	28%	56,786	26%
Revenue	$94,664	100%	$76,552	100%	$269,149	100%	$220,739	100%
(1)Other (benefit) expenses includes management fees to our investors, income taxes, foreign exchange gains and losses and other expenses that are not reflective of our core operating performance including the costs to set up our Up-C structure and the Tax Receivable Agreement, and transaction expenses including legal, accounting, and other expenses related to the Secondary Offerings in March and June 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Up-C structure expenses	$—	$—	$—	$158
Amortization of prepaid management fees and reimbursable expenses	681	604	1,894	1,792
Provision for (benefit from) income tax expense	(274)	424	(184)	959
Other income, net	(971)	(469)	(1,205)	(828)
Total other (benefit) expenses	$(564)	$559	$504	$2,081
Results of Operations
The following tables set forth our results of operations for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Revenue	$94,664	$76,552	$269,149	$220,739
Cost of revenue(1)	27,013	22,720	78,792	64,811
Gross profit	67,651	53,832	190,357	155,928
Operating expenses:
Research and development(1)	32,250	25,438	90,198	69,568
Sales and marketing(1)	15,020	13,187	44,049	38,254
General and administrative(1)	26,268	16,371	75,445	46,864
Total operating expenses	73,538	54,996	209,692	154,686
Income (loss) from operations	(5,887)	(1,164)	(19,335)	1,242
Interest (income) expense, net	(1,733)	(693)	(4,422)	139
Tax receivable agreement (benefit) expense	(566)	2,600	6,112	5,700
Other income, net	(971)	(469)	(1,205)	(828)
Loss before income taxes	(2,617)	(2,602)	(19,820)	(3,769)
Provision for (benefit from) income taxes	(274)	424	(184)	959
Net loss	(2,343)	(3,026)	(19,636)	(4,728)
Less: Net income (loss) attributable to non-controlling interests	(454)	(52)	(2,442)	277
Net loss attributable to Clearwater Analytics Holdings, Inc.	$(1,889)	$(2,974)	$(17,194)	$(5,005)
(1)Amounts include equity-based compensation as follows:

Cost of revenue	$3,346	$2,594	$8,837	$7,281
Operating expenses:
Research and development	6,768	5,133	17,393	14,003
Sales and marketing	4,010	2,941	11,221	9,452
General and administrative	16,233	6,033	44,675	18,032
Total equity-based compensation expense	$30,357	$16,701	$82,126	$48,768

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Cost of revenue	29%	30%	29%	29%
Gross profit	71%	70%	71%	71%
Operating expenses:
Research and development	34%	33%	34%	32%
Sales and marketing	16%	17%	16%	17%
General and administrative	28%	21%	28%	21%
Total operating expenses	78%	72%	78%	70%
Income (loss) from operations	(6%)	(2%)	(7%)	1%
Interest (income) expense, net	(2%)	(1%)	(2%)	0%
Tax receivable agreement (benefit) expense	(1%)	3%	2%	3%
Other income, net	(1%)	(1%)	0%	0%
Loss before income taxes	(3%)	(3%)	(7%)	(2%)
Provision for (benefit from) income taxes	0%	1%	0%	0%
Net loss	(2)%	(4)%	(7)%	(2)%
Comparison of the three and nine months ended September 30, 2023 and 2022 (unaudited)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Revenue	$94,664	$76,552	$18,112	24%	$269,149	$220,739	$48,410	22%
Revenue increased $18.1 million and $48.4 million for the three and nine months ended September 30, 2023, respectively, compared to the corresponding period in 2022. The increase was on account of growth in our client base as we brought new clients onto our platform, as well as changes to our existing clients’ assets on our platform. Average assets on our platform that were billed to new and existing clients increased 19% for the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022. Revenue which is not related to average assets on our platform increased 5% for the three and nine months ended September 30, 2023, respectively. Average basis point rate billed to clients decreased by 3.0% and 2.2% for the three and nine months ended September 30, 2023, respectively, compared to the corresponding periods in 2022.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Equity-based compensation	$3,346	$2,594	$752	29%	$8,837	$7,281	$1,556	21%
All other cost of revenue	23,667	20,126	3,541	18%	69,955	57,530	12,425	22%
Total cost of revenue	$27,013	$22,720	$4,293	19%	$78,792	$64,811	$13,981	22%
Percent of revenue	29%	30%			29%	29%
Cost of revenue changed as follows:

	Change From 2022 to 2023 QTD	Change From 2022 to 2023 YTD
	(in thousands)
Increased payroll and related	$2,211	$6,424
Increased depreciation and amortization	1,131	3,700
Increased equity-based compensation	751	1,556
Increased facilities and infrastructure expenses	230	893
Increased technology	149	520
Increased outside services and contractors	104	369
(Decreased) increased travel and entertainment	(51)	404
(Decreased) increased data costs	(262)	53
Other items	30	62
Total change	$4,293	$13,981
The increase in cost of revenue for the three and nine months ended September 30, 2023 was primarily due to increased payroll and related costs as a result of headcount growth of additional employees across our client services, onboarding and reconciliation teams to support a larger client base. In addition, cost of revenue increased due to increased depreciation and amortization related to the amortization of capitalized IT projects and JUMP-related intangible assets, increased equity-based compensation due to additional headcount, increased allocation of facilities cost due to additional office space, increased allocation of technology costs, and higher utilization of third-party contractors on operational activities. Travel and entertainment increased in Q1 and Q2 2023 as employees travelled more between our office locations to support client onboarding. Data costs decreased in the three months ended September 30, 2023 due to favorable negotiations on price changes with certain data vendors. Data costs increased in the nine months ended September 30, 2023 to support a larger client base.

Operating Expenses
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Equity-based compensation	$6,768	$5,133	$1,635	32%	$17,393	$14,003	$3,390	24%
All other research and development	25,482	20,305	5,177	25%	72,805	55,565	17,240	31%
Total research and development	$32,250	$25,438	$6,812	27%	$90,198	$69,568	$20,630	30%
Percent of revenue	34%	33%			34%	32%
Research and development expenses changed as follows:

	Change From 2022 to 2023 QTD	Change From 2022 to 2023 YTD
	(in thousands)
Increased payroll and related	$2,975	$10,519
Increased technology	2,412	6,147
Increased equity-based compensation	1,634	3,390
Increased facilities and infrastructure expenses	248	1,119
(Decreased) increased travel and entertainment	(6)	315
Decreased outside services and contractors	(319)	(795)
Other items	(132)	(65)
Total change	$6,812	$20,630
The increase in research and development expense for the three and nine months ended September 30, 2023 was primarily due to increased payroll and related costs as a result of headcount growth of additional employees to focus on new offerings, headcount growth related to the JUMP acquisition, lower capitalization of payroll costs related to IT projects offset by a tax credit related to JUMP which is based on the research and development expenses incurred in France. In addition, research and development expense increased due to increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, increased equity-based compensation due to additional headcount, increased allocation of facilities cost due to additional office space, increased travel and entertainment expense during Q1 and Q2 2023 as employees travelled more between our office locations to support new offering initiatives. This was offset by lower utilization of third-party consultants on development activities due to a focus on internal hiring of developers.

Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Equity-based compensation	$4,010	$2,941	$1,069	36%	$11,221	$9,452	$1,769	19%
All other sales and marketing	11,010	10,246	764	7%	32,828	28,802	4,026	14%
Total sales and marketing	$15,020	$13,187	$1,833	14%	$44,049	$38,254	$5,795	15%
Percent of revenue	16%	17%			16%	17%
Sales and marketing expense changed as follows:

	Change From 2022 to 2023 QTD	Change From 2022 to 2023 YTD
	(in thousands)
Increased equity-based compensation	$1,070	$1,769
Increased payroll and related	441	2,499
Increased travel and entertainment	161	710
Increased outside services and contractors	141	344
Increased depreciation and amortization	76	242
Increased technology	37	206
Other items	(93)	25
Total change	$1,833	$5,795
The increase in sales and marketing expense for the three and nine months ended September 30, 2023 was primarily due to increased equity-based compensation due to grants of additional awards to employees, and increased payroll and related costs as a result of additional employees to expand sales coverage. In addition, sales and marketing expense increased from increased travel and entertainment expense as employees travelled more between our office locations and clients to support sales and marketing initiatives, higher utilization of third-party consultants supporting marketing initiatives, and increased allocation of depreciation expense and technology costs.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Equity-based compensation	$16,233	$6,033	$10,200	169%	$44,675	$18,032	$26,643	148%
All other general and administrative	10,035	10,338	(303)	(3)%	30,770	28,832	1,938	7%
Total general and administrative	$26,268	$16,371	$9,897	60%	$75,445	$46,864	$28,581	61%
Percent of revenue	28%	21%			28%	21%

General and administrative expenses changed as follows:

	Change From 2022 to 2023 QTD	Change From 2022 to 2023 YTD
	(in thousands)
Increased equity-based compensation	$10,200	$26,643
Increased payroll and related	313	1,652
Increased recruiting	309	587
Increased (decreased) facilities and infrastructure expenses	162	(184)
(Decreased) increased technology	(72)	877
Decreased outside services and contractors	(511)	(56)
Decreased insurance	(303)	(953)
Other items	(201)	15
Total change	$9,897	$28,581
The increase in general and administrative expense for the three and nine months ended September 30, 2023 was primarily due to increased equity-based compensation expense due to JUMP acquisition related equity awards and grant of additional awards to employees. Equity-based compensation expense related to JUMP includes $6.2 million for the nine months ended September 30, 2023 related to awards which contain a performance criteria related to achievement of a fixed revenue threshold for JUMP revenue during the year ended December 31, 2023. If this performance criteria is not achieved at year-end, then $6.2 million of equity-based compensation recorded from Q1 to Q3 of 2023 will be reversed in Q4 2023.
In addition, general and administrative expense increased due to increased payroll and related costs as a result of headcount growth, and increased recruiting costs to support key hires. Facilities and infrastructure expenses were lower in Q1 and Q2 2023 due to return to office initiatives in 2022 following the COVID-19 pandemic. Allocated technology costs increased in Q1 and Q2, 2023 and reduced in Q3 2023. These increases were partially offset by lower utilization of professional services supporting accounting, legal and human resources, and decreased insurance costs for our directors and officers.

Non-Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Interest (income) expense, net	$(1,733)	$(693)	$(1,040)	150%	$(4,422)	$139	$(4,561)	(3281%)
Tax receivable agreement (benefit) expense	(566)	2,600	(3,166)	(122)%	6,112	5,700	412	7%
Other income, net	$(971)	$(469)	$(502)	107%	$(1,205)	$(828)	$(377)	46%
Interest (income) expense, net increased in the three and nine months ended September 30, 2023 due to increased interest income on our cash, cash equivalents and investments from higher interest rates, and expansion of investments.
The tax receivable agreement (benefit) expense is incurred in the period in which we determine that it is probable that payments will be made under the terms of the TRA. Before considering the tax benefits subject to our TRA Agreement, we estimate that we will report taxable income in 2023 primarily due to the capitalization of research and development expenses under Section 174 of the Internal Revenue Code of 1986, as amended (the “Code”) and equity-based compensation expense that has either not yet met the rules for deductibility or has had the deduction limited under Section 162(m) of the code. Therefore, we expect to utilize tax benefits subject to our TRA and have recorded the associated tax receivable agreement (benefit) expense. The tax receivable agreement (benefit) expense decreased in the three months ended September 30, 2023 due to a true up in the estimate of the 2022 TRA Liability as the result of finalizing our corporate tax returns in the period. The tax receivable agreement (benefit) expense increased in the nine months ended September 30, 2023 due to an increase in estimated taxable income.
Other income, net relates to foreign exchange gains and losses driven by fluctuations in exchange rates, and gains and losses related to our investments.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change

Provision for (benefit from) income taxes	$(274)	$424	$(698)	(165)%	$(184)	$959	$(1,143)	(119)%
The movement in provision for (benefit from) income taxes for the three and nine months ended September 30, 2023 relates to change in mix of foreign jurisdiction taxable income in the period in addition to greater deductions related to equity-based compensation and favorable adjustments with filed tax returns.
Liquidity and Capital Resources
To date, we have primarily financed our operations through cash flows from operations and financing activities.
As of September 30, 2023, we had total cash, cash equivalents and investments of $302.8 million, including cash and cash equivalents of $205.7 million, short-term investments of $79.6 million and long-term investments of $17.6 million. Cash, cash equivalents and short-term investments primarily consist of highly-liquid investments in money market funds, commercial paper, U.S. agency securities, corporate debt securities and certificates of deposit. Long-term investments primarily consist of U.S. agency securities and corporate debt securities. We used proceeds from the IPO and cash generated from operating activities for the purchase consideration paid upon completion of the acquisition of JUMP. We believe our existing cash and cash equivalents will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. Our future financing requirements will depend on many factors, including our growth rate, revenue retention rates, the timing and extent of spending to support development of our platform and any future investments or acquisitions we may make. Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Risk Factors” in the Annual Report.
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$60,505	$39,847
Net cash used in investing activities	(95,613)	(8,880)
Net cash provided by (used in) financing activities	(9,924)	5,469
Effect of exchange rate changes on cash and cash equivalents	(27)	(2,510)
Change in cash and cash equivalents during the period	$(45,059)	$33,926
Cash Flows from Operating Activities
Net cash provided by operating activities of $60.5 million during the nine months ended September 30, 2023 was primarily the result of our net loss plus non-cash charges, including equity-based compensation, tax receivable agreement (benefit) expense, operating lease expense and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, a decease in prepaid expenses and other assets, an increase in deferred commissions, and a decrease in accrued expenses and other liabilities. Accounts receivable increased $18.9 million, which is comprised of $10.5 million from growth in revenues and $8.4 million from aging of receivable balances for certain customers due to short-term deterioration in days sales outstanding which we continue to believe are collectible. Prepaid expenses and other assets decreased $4.2 million due to amortization of annual prepaid services offset by increased deposits related to leased offices. Deferred commissions increased $2.7 million due to higher revenues in the period. Accrued expenses and other liabilities decreased $6.2 million primarily due to payment in the first quarter of 2023 of bonuses to employees earned in 2022, timing of option exercises by international employees and payments related to our operating leases.
Net cash provided by operating activities of $39.8 million during the nine months ended September 30, 2022 was primarily the result of our net loss plus non-cash charges, including equity-based compensation, tax receivable agreement expense, operating lease expense and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, an increase in deferred commissions, a decrease in prepaid expenses and other assets and a decrease in accrued expenses and other liabilities. Accounts receivable increased $15.1 million, which is comprised of $4.9 million from growth in revenues and $10.2 million from aging of receivable balances for certain customers due to short-term deterioration in days sales outstanding which we continue to believe is collectible. The increase in deferred commissions is due to higher revenues during the period. Prepaid expenses decreased primarily due to the amortization of existing prepaid balances. Accrued expenses and other liabilities decreased $4.7 million primarily due to payments for our operating leases, which were offset by increased accrued interest and deferred revenue.
Cash Flows from Investing Activities
Net cash used in investing activities of $95.6 million during the nine months ended September 30, 2023 was primarily due to the purchase of $111.0 million available-for-sale investments and $4.1 million attributable to the purchase of property and equipment, including internally developed software, which was offset by $19.5 million in proceeds from the sale and maturity of investments.
Net cash used in investing activities of $8.9 million during the nine months ended September 30, 2022 was attributable to purchase of property and equipment and short-term investments, and internally developed software.
Cash Flows from Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2023 was $9.9 million, of which $14.9 million was used to pay minimum tax withholding on behalf of employees related to net share settlement and $2.1 million was used in the repayment of borrowings, which was partially offset by $4.5 million of proceeds from the exercise of options and $2.6 million of proceeds from the employee stock purchase plan.
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
JOBS Act Accounting Election
We expect that based on our public float as of June 30, 2023, we will no longer be an Emerging Growth Company as of December 31, 2023. Prior to December 31, 2023 we met the definition of an emerging growth company under the Jumpstart Our Business Startups Act of 2012, which permits us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements applicable to public companies.
Recent Accounting Pronouncements
There are no recent accounting pronouncements during the nine months ended September 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
AUM Market Price Risk
The vast majority of our revenue is derived from fees that are primarily based on the amount of assets on our platform. These fees are stated in basis points, or 1/100th of 1%. Though in substantially all cases we charge a minimum fee regardless of the assets that are loaded onto our platform, our revenues fluctuate based on the value of the assets that our clients maintain on our platform. A total of $6.4 trillion and $5.9 trillion of assets was loaded on our platform as of December 31, 2022 and 2021, respectively. Movements in funds invested between different securities or fluctuations in securities prices or investment performance could cause the value of AUM to decline, which would result in lower fees we receive from our clients.
Interest Rate Risk
We have interest rate risk relating to debt and associated interest expense under the New Credit Agreement, which has been amended to be indexed to SOFR. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical increase or decrease in SOFR of 100 basis points would increase or decrease, respectively, our interest expense or income by approximately $0.2 million on an annual basis, based on our $49.5 million debt balance under the New Credit Agreement at September 30, 2023.
Inflation
Our business, financial condition and results of operations may be impacted by macroeconomic conditions, including rising inflation. Although our operations have been impacted by rising inflation from time to time, we currently do not believe that inflation has had a material direct effect on our overall business, financial condition or results of operations. However, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset higher costs through price increases and our inability or failure to do so could potentially harm our business, financial condition, and results of operations.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as defined in Rule 13a–15(e) and Rule 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
In the three months ended September 30, 2023, we began transitioning to a new automated billing system and we expect to complete this transition in 2024. We believe this initiative will enhance our internal controls over financial reporting due to increased automation and integration of related processes. We have taken steps to monitor and maintain appropriate internal control over financial reporting during this project and will continue to evaluate controls for effectiveness.
There have not been any other changes in our internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities.
There were no sales of unregistered equity securities during the three months ended September 30, 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2023, each of the following directors and/or officers adopted or terminated a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K. All trading plans that were adopted during the period were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, and our policies regarding transactions in our securities.

Name and Title	Date	Action	Expiration Date	Total Shares Subject to Plan
Souvik Das, Chief Technology Officer	August 11, 2023	Termination	March 10, 2024	38,688
Scott Erickson, Chief Revenue Officer	August 31, 2023	Termination	December 1, 2023	98,859
Subi Sethi, Chief Client Officer	August 7, 2023	Termination	March 10, 2024	47,300
Souvik Das, Chief Technology Officer	August 28, 2023	Adoption	August 23, 2024	See footnote (1)
(1) Mr. Das’ trading arrangement provides for an aggregate of 60% of the shares of Class A common stock to be received from the vesting of certain of his RSUs on January 1, 2024, to be sold at pre-determined prices. The aggregate number of shares of Class A common stock to be received by Mr. Das in connection with such vesting will be determined by subtracting such shares of Class A common stock as are required to satisfy Mr. Das' withholding taxes from the 89,062 shares of Class A common stock issuable pursuant to RSUs vesting on January 1, 2024.

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

Clearwater Analytics Holdings, Inc.

Date: November 3, 2023	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)