Form 10-K
period 2023-12-31
Clearwater Analytics Holdings, Inc.
filed 2024-02-29
CIK 1866368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File Number 001-40838
_______________________________________________________
Clearwater Analytics Holdings, Inc.
(Exact name of Registrant as specified in its Charter)
_______________________________________________________

Delaware	87-1043711
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
777 W. Main Street Suite 900 Boise, ID	83702
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (208) 433-1200
_______________________________________________________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,387,512,053 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock outstanding as of February 23, 2024 was:
128,947,216 shares of Class A common stock.
111,191 shares of Class B common stock.
32,684,156 shares of Class C common stock.
82,955,977 shares of Class D common stock.

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
•“JUMP” or “JUMP Technology” refer to JUMP Technology SAS and its consolidated subsidiary JUMP Consulting Luxembourg S.a.r.l.
•“JOBS Act” means the Jumpstart Our Business Startups Act of 2012, as amended.
•“LLC Agreement” refers to CWAN Holdings’ Third Amended and Restated Limited Liability Company Agreement.
•“LLC Interests” refers to the common units of CWAN Holdings, including those that we purchased with a portion of the net proceeds from the IPO.
•“New Credit Agreement” refers to a credit agreement which Clearwater Analytics, LLC entered into with JPMorgan Chase Bank, N.A. in connection with the closing of the IPO.
•“NPS” refers to our net promoter score, which can range from a low of negative 100 to a high of positive 100, that we use to gauge customer satisfaction. NPS benchmarks can vary significantly by industry, but a score greater than zero represents a company having more promoters than detractors. Our methodology of calculating NPS reflects responses from customers who purchase investment accounting and reporting, performance measurement, compliance monitoring and risk analytic solutions from us and choose to respond to the survey question. In particular, it reflects responses given in the fourth quarter of 2023 and reflects a sample size of 148 responses over that period. NPS gives no weight to customers who decline to answer the survey question.

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
•“Previous Credit Agreement” refers to the Fifth Amendment to the Credit Agreement which Clearwater Analytics, LLC entered into with Ares Capital Corporation and Golub Capital LLC in October 2020. The outstanding borrowings under the Fifth Amendment to Credit Agreement were repaid in full in September 2021 in connection with the closing of the IPO.
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
•“Transactions” refers to the organizational transactions described under “Transactions” in Note 1 “Organization and Description of Business” to our audited consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Important factors that could cause actual results, performance or achievements to differ materially from our expectations include, but are not limited to, the following:
•we operate in a highly competitive industry, with many companies competing for business from insurance companies, asset managers, corporations and government entities on the basis of a number of factors, including the quality and breadth of solutions and services provided, ability to innovate, reputation and the prices of services, and this competition could hurt our financial performance and cash flows;
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
•we have experienced considerable revenue growth over the past several years, which may be difficult to sustain, and we depend on attracting and retaining top talent to continue growing and operating our business, and if we are unable to hire, integrate, develop, motivate and retain our personnel, we may not be able to maintain or manage our growth, which could have a material adverse effect on our business, financial condition, results of operations and cash flows;
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
•our failure to successfully integrate acquisitions, could strain our resources. In addition, there are significant risks associated with growth through acquisitions, which may materially adversely affect our business, financial condition or results of operations.
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

•the Principal Equity Owners continue to have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote;
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
•if we fail to remediate an identified material weakness or implement and maintain effective internal control over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business; and
•other risks described in the section titled "Risk Factors" herein and in periodic reports that we file with the Securities and Exchange Commission, and our reports to shareholders. These filings are available at www.sec.gov and on our website.
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
We provide full investment lifecycle solutions spanning: accounting and reporting, performance measurement, compliance monitoring, planning and order management and risk analytics solutions for asset managers, insurance companies and large corporations. Every day, Clearwater’s powerful platform aggregates and normalizes data on over $7.3 trillion of global invested assets for over 1,300 clients. We bring modern software to an industry that has long been dominated by difficult-to-use, high cost legacy technologies and processes, which often lack data integrity and traceability, and often require significant manual intervention. The strength of our platform is demonstrated by our approximately 80% win rate for new clients over the prior six years in deals that reached the proposal stage.
The markets we serve are highly complex and changing rapidly. All asset owners and asset managers need timely, accurate and comprehensive control over their investment portfolios in order to effectively make capital allocation decisions, manage risk, measure performance, comply with regulations and communicate to various stakeholders internally and externally. This requires organizations to have a comprehensive, global view of their investment portfolio. A partial view of one asset class or one reporting regime is ineffective: delivering analysis on 95% of the portfolio is inadequate because, more often than not, the opaque final 5% of the portfolio creates disproportionate risk. A single client can invest in over 60 different asset classes, hold assets in over 40 different currencies, be governed by more than 10 accounting regimes and hold positions representing thousands of individual tax lots. These clients often have separate solutions for accounting, reporting, performance, compliance and risk management with disparate products for each asset class and each country. Furthermore, clients frequently require large teams of people to manually review, compare and enter data, correct errors and build custom reports across multiple disparate systems and spreadsheets. For asset managers, their clients, the asset owners, have increasingly greater demands and are often requesting additional information and reporting. Our platform provides our clients with a single consolidated and transparent view of investment data and analytics, leaving the hard work to the Clearwater team of experts.
We believe that client demand for Clearwater’s offering continues to grow not only in the United States, but also in financial centers around the world. Prior to 2008, institutions often invested in a narrower range of asset classes for which legacy solutions may have been able to provide adequate accounting, performance measurement, compliance monitoring and risk analytics. Over the past decade, however, clients’ needs have grown meaningfully as a result of industry-wide trends such as:
•globalization;
•increased regulatory requirements and complexity;
•higher investment allocations in alternative assets (such as private equity, hedge funds, and derivatives and structured services);
•greater demand for timely risk management and transparency given economic, interest rate and geopolitical volatility, and
•pressure to increase speed and accuracy while reducing cost.
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

We allow our clients to replace these legacy systems with modern cloud-native software. Our platform helps clients reduce cost, time, errors and risk and allows them to reallocate resources to other value-creating activities. Our software aggregates, reconciles and validates data from more than 4,100 daily data feeds and more than four million securities that have been modeled across multiple currencies, asset classes and countries. This cleansed and validated data runs through our proprietary accounting, performance, compliance and risk solutions to provide clients with powerful analytics and daily or on-demand configurable reporting. We offer multi-asset class, multi-basis, multi-currency accounting and analytics that provide clients with a comprehensive view of their holdings and related performance. This allows our clients to make better, more timely decisions about their investment portfolios.
Clearwater benefits from powerful network effects. With our single instance, multi-tenant architecture, every client, whether new or existing, enriches our global data set by making it more complete and accurate. Our software continually sources, ingests, models, reconciles and validates the terms, conditions and features of every investment security held by all of our clients. This continuous process helps to create a single repository of comprehensive, accurate investment data (often referred to within the industry as a “Golden Copy” of data) that benefits all our clients to the extent they otherwise have rights to the data. Through this continuous process, we are able to identify and adjudicate data discrepancies that otherwise could introduce error and risk into our clients’ investment portfolios. We believe that a meaningful competitive advantage of this network effect is that we are increasingly seen as the best and most accurate source of investment data and analytics in the industry.
Our team members are passionate about client success. We strive to be an extension of our clients’ own teams by providing responsive, consistent and effective support. Our clients have direct access to a dedicated client service team, a specialized group of experts devoted to ensuring data is as accurate and current as possible and resolving any challenges our clients may encounter utilizing our platform. We take pride in our extremely high client satisfaction rating with a NPS of 60+, in contrast with competitors who typically score much lower. Our gross revenue retention rate has remained approximately 98% in 19 of the past 20 quarters, which we believe is a testament to the strength of our offering, our ability to deliver operational efficiency for our clients and our focus on providing exceptional client service. We are able to deliver this service to our clients by attracting, retaining and engaging an outstanding team.
Our clients are increasingly asking us to do more for them. In response, we endeavor to provide our clients with an ever-more comprehensive view, whether across new geographies or asset classes or by expanding to provide solutions across the entire investment lifecycle. We track our progress in expanding client relationships through our net revenue retention rate, which has consistently exceeded 100% since 2019. We continue to expand our product offerings within our Core Clearwater solution and we continue to introduce new, adjacent solutions to our clients, including Prism, LPx, and since 2023, MLx. In addition to our organic multiproduct expansion, we acquired JUMP Technology in 2022. The JUMP solution provides Order Management and Portfolio Management solutions as well as specific functionality tailored to the French market. We expect to continue to introduce new organically developed products and acquire additional solutions that we believe will further enhance our relationship with our clients.
We have a 100% recurring revenue model, excluding revenue from professional services and license-related revenue from the JUMP acquisition. We charge our clients a fee that is based on the amount and complexity of the assets they manage on our platform as well as the breadth and type of the solution utilized by the client. In 2022, we transitioned our contracting structure to a framework we describe as Base+ for all new clients. A Base+ contract framework includes a base fee for a prospective or existing client's book of business plus an incremental fee for increases in assets on the platform. This structure is designed to limit the downside volatility in our asset-based fees. We also began to amend contracts with our existing clients to either modify the structure of such contracts from a pure asset-based fee to this Base+ model or to increase the basis point price. Prior to 2022, we charged a basis point fee based on the client’s assets on the platform subject to contracted minimums. For those clients contracted prior to 2022 and whose contract has not been amended, our revenues can more significantly fluctuate with the changes in those clients’ assets. A majority of the assets on our platform are high-grade fixed income assets, which have traditionally had lower levels of volatility enabling our highly predictable revenue streams. The Base+ model includes annual increases in the base fee and enables us to charge additional fees for supplemental services provided for certain alternative asset classes (e.g., LPx, MLx) or additional products (e.g. Prism, OMS/PMS) should the client choose to utilize those services.
Our Industry
We serve the entire investment lifecycle and operate in the investment accounting and analytics market, serving a range of clients that own or manage investment assets. Before the global financial crisis in 2008, the investment community generally invested in a relatively small number of asset classes that could be tracked with legacy software tools and processes. Over the ensuing years, the industry has faced several challenges that have strained and broken this fragmented and often manual approach to investment accounting operations. These new developments have included increasingly globalized holdings, growing regulatory complexities, the increasing prominence of complex alternative assets, and pressure to increase speed and accuracy while reducing cost. In light of these developments, asset owners and asset managers began to require a comprehensive, global view of their investment portfolios. These organizations initially reacted by buying dedicated products for each asset class, country and reporting regime, building proprietary data warehouses for different use cases, and increasing employee headcount in accounting and compliance functions. These practices resulted in investment accounting operations that were slow, expensive, inflexible and inconsistent, very often resulting in inaccurate data and reporting. We believe that our purpose-built single instance, multi-tenant technology platform provides clients with a vastly superior solution to their growing needs.
Increasingly Global Investment Portfolios
Investors today increasingly hold positions in globally diversified assets as they search for yield and diversification. As a result, they require a global platform that delivers a multi-asset class, multi-basis, multi-currency solution across different accounting, reporting and regulatory regimes.
High Regulatory Complexity
Increased regulatory requirements within the financial services and investment industries continue to proliferate in jurisdictions around the world, forcing asset owners and asset managers to adapt and operate under a myriad of ever-changing rules. The spread of these new regulations (e.g., CECL, NAIC, Solvency II, IFRS 9 and 17, and others) has been accompanied by a nearly six-fold increase in global yearly regulatory alerts and SEC enforcement actions, from approximately 10,000 alerts and enforcement actions in 2008 to approximately 61,000 in 2022, according to SEC press releases and annual reports. In 2023, the NAIC mandated its largest change in more than 20 years which will require investors to add data and reconfigure their NAIC reports. Investors must be responsive to ensure they remain compliant across this vast range of regulations. Failure to do so could lead to investigations and sanctions. Asset owners and asset managers need a robust and dynamic solution to help them achieve and maintain compliance in this complex and ever-evolving environment.
Growing Importance of Alternative Assets
Investors are increasingly allocating capital to alternative assets and complex financial instruments as part of a search for higher investment returns and returns that are uncorrelated to equity and fixed income markets. According to a Preqin study from November 2020, investors expect to further increase their allocation to alternative assets over the coming years, particularly within private equity and debt. We have witnessed a dramatic increase in alternative assets on our platform. That is why we have built new products such as Clearwater LPx and Clearwater MLx, which provide an additional level of detail not offered by other solutions on the market. Using machine learning (“ML”) and artificial intelligence (“AI”), we harvest the most important data about these alternative assets so that investors have the details they need to act quickly and report confidently. Alternative assets are typically traded less broadly and frequently than traditional investment assets (such as stocks, corporate bonds, treasury securities, currencies, mutual funds and exchange-traded funds) and often have less data readily available about them. This complicates reporting and risk management. Asset owners and asset managers need comprehensive, accurate and timely data regardless of the complexity of their investment holdings.
Rising Demand for Risk Management and Transparency
Investors are seeking the highest quality investment data and portfolio visibility in order to effectively make capital allocation decisions, manage risk and measure performance. Additionally, the rise of environmental, social and governance (ESG) initiatives in investing has increased the need for transparency in portfolio holdings as investors seek to measure compliance with ESG objectives. Asset owners and asset managers need a solution that provides on-demand transparency in order to optimize risk management, forecast income, conduct shock and scenario analyses and provide their stakeholders with the holdings-based visibility that they require.
Pressure to Increase Efficiency
The asset management industry is highly competitive and asset management firms must constantly improve operating efficiency to maintain profitability. Accounting teams at these firms are continually asked to meet growing regulatory and reporting challenges with fewer resources and increasing client demands and AUM, an ultimately unsolvable problem with legacy products and processes. Additionally, the growing prominence of passive investment strategies (e.g., through the use of Exchange Traded Funds and Index strategies) has compressed fees for active asset managers and led to a greater focus on managing overall organizational costs to maintain profitability and operational efficiency. In order to effectively compete, asset owners and asset managers need modern automated solutions that reduce the need for greater headcount, and ultimately lower costs. Clearwater PRISM is a solution that provides an improved client experience with on demand data and reporting for clients.
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
Our Value Proposition
Clearwater’s purpose-built single instance, multi-tenant technology platform helps clients around the world radically simplify their investment accounting and reporting, performance measurement, compliance monitoring and risk analytics. Our solutions provide our clients with a comprehensive view and single source of truth for their investment portfolios and we believe our solutions deliver unmatched levels of speed, flexibility, traceability, repeatability and auditability, all with no manual labor required of our clients. Some key aspects of our value proposition include:
•Single Instance, Multi-Tenant Platform: Clearwater’s platform is purpose-built, 100% in the cloud. The single instance, multi-tenant architecture allows for efficient and continuous upgrades, new features, and updates to adjust for rapidly evolving industry requirements and regulations. Each upgrade and update is made available worldwide.
•Comprehensive View of Global Assets: For asset owners and asset managers, we provide comprehensive views and powerful analytics regarding their investment data. We offer investment accounting for $7.3 trillion of assets in our clients’ portfolios globally as of December 31, 2023, including complex derivatives and alternative investments. Clients benefit from having a “single pane of glass” through which to holistically and accurately view their entire investment portfolios, with the flexibility to respond to unique reporting challenges across different regulatory regimes.
•Single Source of Truth for All Accounting, Risk, Compliance and Regulatory Reporting: We completely eliminate the need for clients to manually process and reconcile data from different sources and systems. By leveraging machine learning, automation and our direct connections with approximately 2,400 custodians, more than 1,100 managers, more than 600 trading data sources and all of the leading third-party market data providers, our platform automates data aggregation, data reconciliation and data validation of each security in our clients’ investment portfolios. This allows us to deliver our clients data from a “Golden Copy” that is accurate, auditable and traceable.
•Radical Simplification of Investment Accounting Operations: We deliver our clients a single, comprehensive platform that allows them to perform investment accounting, performance measurement, compliance monitoring and risk analytics. By eliminating the need for our clients to aggregate, reconcile and validate security data, we greatly simplify and expedite their operations, allowing them to quickly close their books, comply with regulatory reporting requirements, reduce costs and free their time to focus on managing their portfolios and performing other higher-value functions.
•Accurate, Timely and Up-to-date Reporting: We offer transparent, and configurable views of our clients’ portfolios, accessible anytime from anywhere. Additionally, we are committed to frequent and seamless incorporation of new features and functionalities on our platform to meet the evolving business needs of our clients and the latest regulatory demands. For example, our clients can switch from a GAAP view to a Tax view to a STAT view, all in a matter of seconds.
•Powerful Network Effects: Every incremental data source from an additional client improves our global data set by making it more complete and accurate for other clients on our platform that are similarly entitled to access such data. Our clients include a number of the leading financial institutions and corporations in the world, and by continually sourcing, ingesting, modeling, reconciling and validating the terms, conditions and features of every investment security held by all of our clients, we create a single repository of comprehensive, accurate investment data that serves to the benefit of other clients. This allows us to identify and adjudicate data discrepancies that otherwise could introduce error and risk into our clients’ investment portfolios. Furthermore, our clients’ analytical needs help us to continue driving best-in-class innovation with our offering. Our single-instance, multi-tenant platform allows us to take full advantage of these innovations as new Clearwater features and functions targeting any client’s needs become immediately available to the entire

Clearwater client base. In effect, each client benefits from the breadth of holdings, and the demands and needs of, all other Clearwater clients. We believe that this provides Clearwater with a meaningful competitive advantage because we are increasingly seen as the best and most accurate source of investment accounting data and analytics in the industry.
Our Platform
Our purpose-built single instance, multi-tenant technology platform simplifies our clients’ investment management accounting and reporting, performance measurement, compliance monitoring and risk analytics infrastructure and workflow. Our software automates data aggregation, data reconciliation, data validation, and trade management of each security in our clients’ investment portfolios. This creates a fully reconciled “Golden Copy” of investment portfolio data, which can be trusted for accurate reporting analytics and action. Our clients benefit from having a comprehensive “single pane of glass” view for daily visibility into all investment data and analytics. Our platform often allows clients to eliminate multiple legacy products and systems as well as significant manual labor. Approximately 89% of portfolios are automatically validated, reconciled and processed without further intervention. The remaining 11% of accounts are flagged for further analysis and reconciled by our reconciliation team.
In order to deliver these powerful solutions and benefits, we purpose-built our technology stack to efficiently process millions of daily transactions in a highly scalable and efficient manner. Our platform is built on a single code base and eliminates the need for costly and time-consuming patches and upgrades across multiple, disparate software instances. As new features are developed and deployed, they are made available to all clients. Our system leverages the latest machine learning and artificial intelligence tools to ingest both structured and unstructured data that is transformed into a universal security model that enables network benefits for our clients. In 2023, Clearwater announced the use of Generative AI to complement our technology, which we believe will allow clients to easily manage thousands of regulations and reports without requiring hours of research.
Our clients access the platform through a web-based interface that is highly configurable and provides a set of tools that enable our clients to derive actionable insights on a daily basis. This allows our clients to view their portfolio data from anywhere with an internet connection. Our intuitive, easy-to-use platform allows users to view high-level portfolio information and quickly drill into portfolio specifics down to the most granular security level. Our platform also creates automated feeds to other client systems—such as trade order management systems, data warehouses, enterprise resource planning (ERP) systems and others—eliminating the need for clients to manually enter data from Clearwater’s solution into other client systems.
Our Solutions
Our solutions are offered through one unified Clearwater platform and are detailed below:
•Investment Accounting and Reporting: Our accounting solution was built with the flexibility to offer operational and regulatory accounting, from the simple to the complex, on the same platform. Our solution is comprehensive in its capabilities:
•Multi-asset class: We have differentiated global asset class coverage including fixed income, equities, bank loans, commercial and residential mortgages, private capital markets (e.g., general and limited partnerships), derivatives and various other alternative assets;
•Multi-basis: A single client can access 30 accounting bases, such as GAAP, Statutory, Tax and IFRS. Our platform has the flexibility to add new accounting bases as our clients’ needs require; and
•Multi-currency: We support clients with more than 50 local currencies (currency of the country they are domiciled in), 30 functional currencies (currency of the country where their principal business is), and numerous reporting currencies.
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
•Performance Measurement: Our solution enables investors to compare separate accounts, set custom benchmarks and track the overall performance of their portfolios. Custom performance reports and return calculations are available and designed to meet applicable GIPS calculation standards for investment managers. Users can drill down into the underlying performance return data at the lot level and track performance attribution per portfolio.
•Compliance Monitoring: Our users can set custom rules to monitor compliance according to their investment policies and standard applicable regulations. All investment activity is checked against those rules as often as a client requires and tracked at the security level. Compliance can be tracked across multiple policies, and notifications are automatically sent if there is a violation. Any compliance policy changes or resolutions can also be documented and referenced for internal audits.
•Risk Analytics: We offer insightful risk analytics to ensure investors have access to their portfolios’ exposure every day. Our risk monitoring solution provides access to critical financial and investment portfolio risk information, so users are able to quickly answer pressing risk-related questions, including exposures by issuer, currency, country, duration, credit rating and more. Users can also view benchmark comparisons and analyze other risk factors, including cash flow forecasting, credit events, shock analysis, value at risk (VaR), and historical trends and exposures.
Clearwater Prism
As asset managers and asset owners continue to grow their client and AUM bases, they are faced with a myriad of legacy infrastructure and disparate data sources housing the details the clients need at their fingertips. Additionally, user demand for more seamless access to their data and deeper transparency is creating an urgent need for a single data hub that aggregates and provides a comprehensive view of investment information within a single-pane-of-glass, incorporating third party investment-related information not tied to Clearwater performing accounting-related functions.
Our Clearwater Prism solution is a modular, SaaS-based data and reporting platform for investment data. Built on a cloud-native stack, it enables data ingestion, transformation, and reporting across all asset classes. These capabilities are delivered using a range of product modules namely Prism Reporting and Statements, Prism Connectors, Prism Data Ops and Prism Managed Services.
•Prism Reporting and Statements is a web-based client reporting and statement generation module that enables asset managers to create pixel-perfect client books and statements.
•Prism Connectors is a set of ready-made adapters to vendor- and proprietary platforms to ingest investment-related information.
•Prism DataOps is a data engineering platform that allows self-serve, user-defined data management including maintaining data taxonomy, lineage and transformation of investment-related information.
•Prism Managed Services is a modular service that provides clients with professional support services for maintaining and extending their data feeds and reports.
The application of these modules extend into various use cases, including aggregating external data with accounting data generated by the Clearwater platform, enabling the efficient processing of private markets data using the Clearwater LPx and Clearwater LPx Clarity products to provide a deep and unparalleled level of transparency and connectivity with other data sets, such as ESG data.
Clearwater LPx:
Clearwater LPx is a full-service solution for private funds that delivers complete, timely, accurate, and consumable data for limited partnerships.
The solution empowers institutional investors to understand underlying risk and exposure data in limited partnership investments and empowers them to make informed decisions. With the solution, investment managers have confidence in their data and know they are accessing the most complete, accurate, and trusted information at their fingertips.
Clearwater LPx automates the aggregation and normalization of data for private assets and delivers clean, validated, and timely data through a single pane-of-glass view. LPx scans and interprets data buried in PDF files, cleans and surfaces them for comparison and reporting, and provides a complete view over LP investments not available anywhere else on the market.
Clearwater MLx:

Clearwater MLx is a comprehensive mortgage loan investment solution. Clearwater MLx addresses the limitations of legacy solutions by providing investment professionals with a comprehensive platform to drive growth and make informed decisions at every stage of the loan lifecycle, from origination and deal management, to analytics, accounting, and reporting.
Clearwater MLx offers investors necessary oversight and reporting capabilities to effectively navigate the complete lifecycle of their mortgage loan investments. It also offers enhanced risk reporting, servicer tracking, oversight, and accounting so that investors have the capabilities they need to successfully manage and grow their mortgage loan portfolios.
Clearwater JUMP
We acquired JUMP Technologies in November 2022 in furtherance of our growth strategy of expanding internationally and entering into adjacent markets, offering adjacent functionality for the “Full Investment Lifecycle” and evolving into a multi-product company. JUMP provides us with significant expansion in European markets and increases our capabilities through unit-linked funds functionality to serve European insurers which have assets in unit-linked funds. With JUMP, we have additional capabilities providing a modular front, middle and back office solution to investment managers, private banks, and insurers which we have grouped into the following offerings:
•Portfolio management and order management
•Unit-linked funds
•Tri-partite templates
•Full trade life cycle
The enhanced capabilities acquired from JUMP are complemented by our add-on modules for Alternative Assets, Clearwater Prism, Multi-GAAP and Self-Service. The acquisition expands our offerings globally for our existing clients and we believe it opens a new addressable market for our business.
Our Clients
Clearwater serves a broad universe of institutional clients across multiple end-markets. Today, our largest client end-markets are asset management, insurance and corporate treasury. We are also growing our client base in the public sector with numerous state and local governments and government entities. While these end-markets and their clients can be quite different from each other, ultimately all of our clients need timely, accurate and comprehensive information on their investments in order to effectively make capital allocation and portfolio decisions, manage risk, measure performance, comply with regulations and communicate to various stakeholders both internally and externally. Chief Financial Officers, treasurers, controllers and Chief Operating Officers select our platform to deliver a holistic solution consisting of data aggregation, accounting book of record (ABOR), multi-basis reporting, powerful analytical tools and other key features.
As of December 31, 2023, we had over 1,300 clients across 39 countries with over $7.3 trillion of global invested assets on our platform. In addition, as of December 31, 2023, we had 86 clients who contributed at least $1,000,000 in annualized recurring revenue. Our diversified, blue-chip client base of insurance companies, asset managers and large corporations have $3.4 trillion, $2.2 trillion and $1.0 trillion in assets on our platform, respectively, as of December 31, 2023. In addition, SLED (state, local and education) entities, and bank/ community foundations have $0.3 trillion and $0.3 trillion in assets on our platform, respectively as of December 31, 2023. No client accounted for more than 10% of our revenue for the years ended December 31, 2023, 2022 and 2021, and our top 10 clients represented less than 30% of total revenue for each of the years ended December 31, 2023, 2022 and 2021.
Our Go-to-Market Strategy
We seek to deliver exceptional innovation and service to our clients every day. Client success is core to our go-to-market approach and contributes to both our ability to win new clients and retain existing clients.
We have earned an NPS of 60+ in an industry that typically scores much lower. Our high client satisfaction also translates into gross revenue retention rates of approximately 98% in 19 of the past 20 quarters. From January 1, 2017 to December 31, 2023, client partners and client referrals, taken together, generated approximately one quarter of our closed deals on a total revenue basis.
We continue to see significant demand for our offerings around the world, and our sales efforts are supported by a sales force of 135 team members globally as of December 31, 2023. We divide this sales force by geography, client end-

market and target client size. Our North American sales team includes representatives focused on insurance companies, asset managers, corporations and growth markets. Our international sales team includes representatives focused on insurers and asset managers based in various regions of Europe and APAC. We plan to continue expanding our sales force and adding new target end-markets in the periods ahead.
Our sales force is supported by a global marketing team with 25 team members as of December 31, 2023. We actively grow our sales pipeline through account-based marketing, investment in our digital presence, increased brand awareness and product marketing. We will continue to invest in and build out our global marketing function to drive future pipeline and growth.
Our Growth Strategy
We intend to drive the growth of our business and expand our addressable market through the following strategies:
Deepen Our Relationships With Existing Clients
We believe we achieve our industry-leading NPS of 60+ by giving our clients an exceptional and differentiated solution and experience. We believe we are very effective in solving our clients’ challenges in managing investment accounting and reporting, performance measurement, compliance monitoring and risk analytics. Our gross revenue retention rate has remained approximately 98% for 19 of the last 20 quarters, and our net revenue retention rate reached 107% in the quarter ended December 31, 2023. For a discussion of gross revenue retention rate and net revenue retention rate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Measures.”
We actively seek to strengthen and deepen our client relationships through our client engagement model, which is a set of best practices aimed at increasing client satisfaction, engagement and share of wallet. We conduct quarterly steering committee meetings with key client stakeholders and senior members of Clearwater management and have semi-annual on-site visits to review key client’s business needs, market feedback, our product roadmap and improvement opportunities. We host our users’ conference, Clearwater Connect, in both London and the U.S. In the U.S., the in-person conference is typically held at our headquarters in Boise, Idaho to give our clients the ability to engage with their peers and uncover best practices. We believe that our relentless focus on client success and innovation will continue to result in strong client retention and allow us to grow as our clients grow.
Continue Expanding Within Our Core Client End-Markets
Our current core end-markets (asset management, insurance and corporations) remain significantly unpenetrated today. We continue to drive growth and market-share gains within these end-markets, which have to date been primarily served by legacy products and processes. We will continue to displace legacy products and add clients in these end-markets through our direct sales and marketing efforts and by helping our strategic asset manager clients win new clients, which in turn brings more assets onto our platform. With only approximately 4% market penetration for asset managers and approximately 31% for insurance companies in North America today, we believe that we have significant market opportunity for additional growth. Our competitive win rate for new clients remains approximately 80% over the prior six years in deals that reached the proposal stage, which gives us confidence that our approach works well.
Accelerate International Expansion
With new offices, leadership and sales teams now established in Edinburgh, London, Paris, Frankfurt, and Singapore, we are poised to reach more new clients globally moving forward. We have substantial room to grow our international business as revenues outside the United States represented only 18% of our total revenues for the year ended December 31, 2023, despite these markets representing approximately 46% of our total addressable market. We have invested in these geographic markets recognizing that the challenges international clients experience are very similar to those experienced by our North American clients. We believe our solution is highly effective at addressing client needs regardless of geography.
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
Innovate and Develop Adjacent Solutions
Clearwater has a long history of innovating and advancing our platform based on client feedback and evolving market needs. We will continue to invest heavily in expanding our functional breadth and depth, improving user experience, increasing automation and strengthening system performance. We intend to utilize emerging technologies including machine learning and Generative AI to continue driving industry-leading capabilities and performance, keeping the platform at the very forefront of technology. Historically, we have sold our solutions as one unified offering. As clients have continued to find innovative uses for our platform in other business functions, we expect to sell and price those newer modules separately. Examples of our adjacent solutions that we have developed include Clearwater Prism and Clearwater LPx, which we believe help solve the investment reporting needs of our clients. Clearwater LPx is an investment data platform dedicated to streamlining the accounting process for limited partnerships. Clearwater clients leverage the automated solution to enable significant efficiency gains and solve the operational challenges associated with data aggregation, reconciliation, commitment tracking, document storage, accounting, and reporting. Clients are using Clearwater LPx to gain a full picture of all of their limited partnerships and to automate their NAIC reporting.
Pursue Strategic Partnerships and Acquisitions
We may selectively pursue partnerships and acquisitions that complement our solutions, provide us access to new markets or improve our competitive positioning within existing and new markets, or that otherwise accelerate one or more of our growth objectives. We completed the acquisition of JUMP in November 2022, which has expanded our capabilities in investment management and operations with a complete front-to-back end solution that provides significant expansion into European markets. We will continue to consider similar partnerships and acquisitions focused on improving our technology for alternative assets data and our performance and risk management offerings, as well as expansion in Europe, the Middle East and Asia.
Competition
The market for solutions serving the full investment lifecycle, including investment accounting, and analytics is competitive and highly fragmented. The market is served by large-scale players with broad offerings as well as vendors with only point solutions that target local markets or specific client types, business functions or asset classes. We also face competition from systems developed and serviced internally by our potential clients’ information technology (“IT”) departments. We believe that there are currently no competitors who offer a cloud-native platform like ours. We further believe that our solution is more comprehensive than our competitors’ in terms of asset class coverage and functionality. Our competitors primarily utilize legacy, on-premises systems and often employ large operational teams. While some of our competitors may take components or versions of their offerings into the cloud, their core platforms remain underpinned by legacy technologies, making it virtually impossible to ensure consistency, timeliness and auditability.
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
We believe the principal factors that drive competition in our market include:
•Comprehensive accounting and reporting of global assets on a daily basis;
•Ability to provide a “Golden Copy” / single source of data truth in order to ensure data consistency across all business applications;
•Breadth and quality of solutions;
•Technology differentiation, including single instance, multi-tenant architecture;
•Automated data aggregation and reconciliation capabilities;
•Flexible and integrated reporting;

•Daily and on-demand visibility into investment performance;
•Quality of client service;
•Reputation with other leading financial institutions and clients;
•Frequent and complete regulatory updates;
•Simplified IT infrastructure and operating costs;
•Scalability, including handling large changes in assets (e.g., M&A);
•Ease of use and quality of user interface; and
•The price of such offerings and return on investment.
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
Approximately 36% of our global employee base is dedicated to product development and engineering. Our personnel are organized into solution-specific teams and are based principally in Boise, Idaho, Seattle, Washington and Noida, India. We expect to continue our significant investment in product engineering and innovation as we extend our competitive strengths moving forward.
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
We enter into confidentiality agreements and/or license agreements with our employees, consultants, clients and vendors that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. In the normal course of business, we provide access to our SaaS Solution that is built upon our intellectual property to third parties through licensing or restricted use agreements. We have proprietary know-how in our algorithms, business on-boarding functions and software applications. We have in the past and may in the future pursue patents covering our proprietary technology. We also pursue the registration of certain of our trademarks and service marks in the United States. We have registered the marks “Clearwater” and “Clearwater Prism,” and two versions of Clearwater’s stylized logo with the U.S Patent and Trademark Office and various international trademark offices. In addition, we have registered numerous Internet domain names related to our business. We have established a system of security measures to protect our computer systems from security breaches and computer viruses, including various technology and process-based methods, such as clustered and multi-level firewalls, intrusion detection mechanisms, vulnerability assessments, content filtering, antivirus software and access control mechanisms. We also use encryption techniques for data transmissions. We control and limit access to confidential and proprietary information on a “need to know” basis.
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
Our Human Capital Management and Culture
As of December 31, 2023, we had 1,756 employees, including approximately 638 in product development and engineering, 179 in sales and marketing, 821 in operations and 118 in executive, general administrative and corporate functions. Of these employees, 668 were located in Boise, Idaho, 41 were located in Seattle, Washington, 37 were located in New York, New York, 17 were located in San Jose, California, 15 were located in McLean, Washington D.C. metropolitan area, 148 were located remotely within the United States, 158 were located in Edinburgh, United Kingdom, 38 were located in London, United Kingdom, 11 were located remotely within the United Kingdom, 133 were located within the European Union, 7 were located in Singapore, 466 were located in Noida, India, and 17 were located remotely within India. None of our U.S. employees are subject to a collective bargaining agreement. Employees in France are represented by local workers’ councils and/ or collective bargaining agreements, as required by local laws or customs. We have never experienced a work stoppage and believe our relationship with our employees to be good.
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
We encourage our employees to operate by a common set of values, which includes being:
•Infectiously passionate about Clearwater;
•Intensely committed to our clients;
•Devoted to building an outstanding, engaged team;
•Focused on execution and dedicated to getting things done;
•Continuously innovative and improving;

•Dedicated to building truly differentiated offerings; and
•Committed to having values beyond reproach.
We believe that operating with purpose, passion and creativity benefits our clients, stockholders, employees and suppliers, as well as the communities where we operate, and the environment.
ESG
Clearwater is focused on ESG objectives to create long-term value and manage risks. We completed an ESG materiality assessment in 2023, with the aid of a well-known consulting firm and identified the following ESG priorities:
•Environmental: renewable energy, greenhouse gas emissions, climate risk and action, responsible sourcing and procurement;
•Social: diversity, equity and inclusion, community engagement and responsible products and offerings; and
•Governance: data privacy, corporate governance, ethics and anti-corruption and risk management
In 2023, Clearwater began tracking internal metrics to gauge its progress in these areas, and the Company developed the below mission and vision statements:
•Mission: Be a positive influence on our employees’ lives, the markets we serve, and the communities we live in through our values, our offerings, and how we operate;
•Environmental: Seek out opportunities to positively impact our environment as a company and provide employees opportunities to do the same;
•Social: Set the example for inclusivity, employee well-being, and productive work environments that allow our employees to thrive and make positive contributions to the team, our clients, and our communities; and
•Governance: Be a trusted company through the values that we demonstrate, the policies we implement and the controls we maintain.

Clearwater’s Board of Directors has delegated oversight of development and implementation of the Company’s goals regarding environmental, social, and governance and sustainability matters to the Nominating and Corporate Governance Committee and has also delegated oversight of human capital management, including corporate culture and diversity and inclusion, to the Compensation Committee. Clearwater has also launched individual committees for Environmental, Social and Governance with members across functions and geographies
Clearwater has a number of on-going initiatives and has demonstrated progress in several of these areas, including offering employee benefits that promote responsible transportation, volunteerism and charitable contributions, and transitioning to a cloud-based server provider. Clearwater has a diverse Board of Directors that is 60% comprised of women, racial and ethnic minority and LGBTQ+ directors. Clearwater has also instituted leading information security practices to meet the high security expectations of its client base.
Clearwater is particularly proud of Clearwater Cares, our corporate social responsibility program, through which we have worked with our employees to identify three company-wide priorities: science, technology, engineering and mathematics (“STEM”) education, human services and sustainability. For example as part of Clearwater’s “Season of Giving” initiatives, in Boise, Idaho, over one hundred employees continue to donate a portion of each paycheck to the Idaho STEM Action Foundation and Idaho Food Bank. In addition, employees have volunteered at an Hour of Code event helping local students build their STEM knowledge and learn more about career opportunities. Clearwater donated additional funds to the Idaho STEM Action Foundation for classroom tools for robotics and game design. Clearwater has donated to food drives in Boise, Idaho, Seattle, Washington, London, England, Edinburgh, Scotland and Noida, India; and donated to children’s charities and animal care programs in our other office locations. In India, we have partnered with the “Salma Public School” and “Happy Children’s Library,” where employees conduct teaching sessions, science days, sports days, education tours and other activities. Clearwater also donated to “Teach for India,” supporting the organization’s mission to provide an excellent and equitable education for children from low-income communities. Employees have also worked with a local non-governmental agency to donate winter essentials to the underprivileged.
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
Available Information
Our website is located at https://www.clearwateranalytics.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including their exhibits, proxy and information statements, and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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
The market for financial services software and services is competitive, rapidly evolving and highly sensitive to new product and service introductions, technological innovations and marketing efforts by industry participants. We and our competitors compete based on a variety of factors, including the range of offerings we provide, brand recognition, business reputation, financial strength, stability and continuity of client and other intermediary relationships, quality of service, and level of fees charged for our solutions and services. The market is also highly fragmented and served by numerous firms that target only local markets or specific client types. We compete with many different types of companies that vary in size and scope, including SS&C (Advent, CAMRA, Maximus, and Singularity), State Street (PAM), SAP, BNY Mellon (Eagle), Simcorp (Dimension), BlackRock (Aladdin), FIS (iWorks) and Northern Trust, and which are discussed in greater detail under “Business—Competition”. In addition, some of our clients, including financial services firms, have developed or may develop the in-house capability to provide the technology, investment reporting and accounting solutions, regulatory reporting solutions and investment risk management and performance analytics solutions and services they have engaged us to perform, obviating the need to hire us.
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
Substantially all of our revenue is derived from fees that are primarily based on the amount of assets on our platform. These fees are stated in basis points, or 1/100th of 1%. Though in substantially all cases we charge a minimum fee regardless of the assets that are loaded onto our platform and since 2022 we have implemented a Base+ model, our results of operations and financial condition are highly dependent on the value of the assets that our clients maintain on our platform. In particular, we are dependent on the fee-based revenue from our insurance industry clients and asset manager clients, from whom we derived 52% and 30%, respectively, of our total revenue for the year ended December 31, 2023.
Because we provide a majority of our solutions to the financial services industry, we are vulnerable to U.S. and foreign economic conditions and general trends in business and finance, which are affected by many factors beyond our control, including interest rate changes, inflation, exchange rate changes, fiscal and monetary policy and general economic conditions, including those caused by national and international macroeconomic events, including instability caused by geopolitical issues, war and uncertainty with respect to elections and terrorism. For example, customers of our asset manager clients are generally free to change asset managers, and can even withdraw the funds they have invested with asset managers to avoid all securities markets-related risks. Because of significant fluctuations in securities prices or investment underperformance driven by an economic downturn, such an investor may choose to transfer assets to investments that are perceived to be more secure and that are not maintained or managed by our asset manager clients, such as bank deposits and Treasury securities, or to mutual funds. These actions by investors are outside of our control and could materially adversely affect the portfolio market value of the assets that our clients have loaded onto our platform, which could in turn materially adversely affect the portfolio-based fees we receive from our clients. Significant changes in investing patterns or large-scale withdrawal of investment funds could have a material adverse effect on our business, financial condition or results of operations.
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
Our revenues for the year ended December 31, 2023 grew 21% compared to the same period in 2022. Continued future growth could place additional demands on our resources and increase our expenses. Our success depends in large part on our ability to attract high-quality management and employees in sales, development, software engineering, operations and support functions. In addition to hiring new employees, we must continue to focus on retaining our best talent and preserving our culture, values and entrepreneurial environment. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the ongoing expansion of our business, could harm our results of operations and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and employees. We may need to invest significant amounts of cash and equity for new and existing employees and we may never realize returns on these investments. In addition, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. In the last few years, we have observed an overall tightening and increased competitiveness in the U.S. labor market. Although we have not experienced any material labor shortage, a prolonged labor shortage or increased employee turnover caused by general macroeconomic or other factors could increase our labor costs and negatively impact our ability to serve our clients. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business, financial condition and results of operations will be harmed.

Sustaining growth will also require us to commit additional sales, management, operational and financial resources and to maintain appropriate operational and financial systems. In addition, continued growth increases the challenges involved in:
•successfully expanding the range of solutions and services offered to our clients;
•developing and improving our internal administrative infrastructure, particularly our financial, operational, compliance, record-keeping, communications and other internal systems; and
•maintaining high levels of satisfaction with our solutions and services among clients.
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
In addition, as competition among our clients increases, they may be required to lower the fees they charge to their customers, which could cause them to seek to decrease our fees accordingly. Any of these factors could result in fluctuation or a decline in our portfolio-based fees, which would have a material adverse effect on our business, financial condition, results of operations and cashflows.
If our investment accounting and reporting solutions, regulatory reporting solutions or risk management or performance analytics solutions fail to perform properly due to undetected errors or similar problems, our business, financial condition, reputation or results of operations could be materially adversely affected.
Investment accounting and reporting solutions, regulatory reporting solutions and risk management and performance analytics solutions we develop or license may contain undetected errors or defects despite testing. Such errors can exist at any point in the life cycle of our solutions, but there is an increased risk that they will be found after new services, enhancements or data sources are incorporated into our existing solutions or services. We continually introduce new solutions and services and new versions of our solutions and services, including, for example, in response to new or modified regulations or reporting requirements. Despite internal testing and testing by current and potential clients, our current and future solutions and services, or the operating systems used to deliver them, may contain serious defects or malfunctions. If we detect any errors before release, we might be required to delay the release of the solution or service for an extended period of time while we address the problem. We might not discover errors that affect our new or current solutions, services or enhancements until after they are deployed or after they have, for example, resulted in incorrect reporting on which our clients are dependent, and we may need to provide new enhancements to correct such errors. Errors may occur that could have a material adverse effect on our business, financial condition or results of operations and could result in harm to our reputation, lost sales, delays in commercial release, claims by affected clients, third-party claims, contractual disputes, contract terminations or renegotiations, or unexpected expenses and diversion of management and other resources to remedy errors. In addition, negative public perception and reputational damage caused by such claims would adversely affect our client relationships and our ability to enter into new contracts. Any of these problems could have a material adverse effect on our business, financial condition, reputation or results of operations.
We could face liability or incur costs to remediate operational errors or to address possible client dissatisfaction.
Operational risk generally refers to the risk of loss resulting from our operations, including, but not limited to, improper or unauthorized execution and processing of transactions and financial and market data, deficiencies in our operating systems, delays or errors in transitioning to new operating systems, faulty aggregation or incorrect reconciliation of data by our solutions and services, miscalculations of cash balances available for investment purposes, business disruptions and inadequacies or breaches in our internal control processes. We operate in diverse markets and are reliant on the ability of our employees, systems, solutions and services to process large volumes of transactions and financial and market data, often within short time frames. From time to time, we may implement updates to our operating systems or transition to new systems, such as our continued transition to a new automated billing system, which may be disruptive to our business if they do not work as planned or if we experience any delays or other issues relating to their implementation, which could negatively impact our ability to deliver our solutions and to invoice and collect fees from our clients. In the event of a breakdown or improper operation of our systems or any updates thereto, errors in our solutions and services, human error or improper action by employees, we could suffer financial loss or damage to our reputation, including as a result of allegations (and associated claims for contractual or other remedies) by any client that operational errors on our part resulted in financial or other harm to their business.
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
Our business relies heavily on computer equipment, cloud-based services, electronic delivery systems, networks and telecommunications systems and infrastructure, the Internet and the IT systems of third parties. Any failures or disruptions in any of the foregoing could result in reduced revenues, increased costs and the loss of clients and could harm our business, financial condition, reputation, and results of operations.
Our business relies heavily on our computer equipment (including our servers), cloud-based services, electronic delivery systems, networks and telecommunications systems and infrastructure, the Internet and the IT systems of third party providers, and the foregoing may be vulnerable to disruptions, failures or slowdowns caused by fire, earthquake, extreme weather events, power loss, telecommunications failure, terrorist attacks, wars, Internet failures, computer viruses, system errors and miscalculations and other events beyond our control. Furthermore, we rely on agreements with our suppliers, such as our current data hosting and service provider and financial market data providers, and on our clients’ agreements with certain third party data providers, to provide us with access to certain computer equipment, cloud-based services, electronic delivery systems, the Internet, market financial information and information regarding our clients’ assets. A future contractual dispute may arise with one of our suppliers or third party data providers that could cause a disruption or deterioration in our solutions and services, and we are unable to predict whether our agreements with our suppliers or our clients’ agreements with third party data providers can be obtained or renewed on acceptable terms, or at all. An unanticipated disruption, failure or slowdown affecting our key technologies or facilities may have significant ramifications, such as data loss, data corruption, damaged software code, inaccurate accounting of transactions, inaccurate regulatory reporting or inability to provide certain solutions and services to our clients. We maintain off-site back-up facilities for our electronic information and computer equipment, but these facilities could be subject to the same interruptions that may affect our primary facilities. Any significant termination of data access, or disruptions, failures, slowdowns, data loss or data corruption could have a material adverse effect on our business, financial condition or results of operations and result in the loss of clients.
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
A security breach suffered by us or our third-party service providers, an attack causing outages or unavailability of our solutions and services, or any unauthorized, accidental or unlawful access or loss of data, or the perception that any such event has occurred, could result in a disruption to our solutions and services, litigation, an obligation to notify regulators and affected individuals, the triggering of service availability, indemnification and other contractual obligations to our clients, regulatory investigations, government fines and penalties, reputational damage, loss of sales and clients, mitigation and remediation expenses and other significant costs and liabilities. In addition, we may incur significant costs and operational consequences of investigating, remediating, eliminating and putting in place additional tools and devices designed to prevent future actual or perceived security incidents, as well as the costs to comply with any notification or other obligations resulting from any security incidents. We also cannot be certain that our existing insurance coverage will be available in sufficient amounts to cover the potentially significant losses that may result from a security incident or breach, or will continue to be available on acceptable terms or at all, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business, financial condition and results of operations. Further, our clients and their service providers administer access to data and control the entry of such data on their IT systems. As a result, a client may suffer a cybersecurity event on its own IT systems, unrelated to our own IT systems, and a malicious actor could obtain access to the client’s information held on our IT system. Even if such a breach is unrelated to our own security programs or practices, or if the client failed to adequately protect their IT system, that breach could result in our incurring significant economic and operational costs in investigating, remediating, eliminating and putting in place additional tools and devices to further protect our clients from their own vulnerabilities, and could also result in reputational harm to us.

The reliability and security of our IT systems are critical to our operations and the implementation of our growth initiatives. Any cybersecurity event or other material disruption in our IT systems, or delays or difficulties in implementing or integrating new IT systems or enhancing current IT systems, could have an adverse effect on our business and results of operations.
Disruptions, capacity limitations or interference with our use of the data centers that host our solutions and services could result in delays or outages and harm our business.
We currently host substantially all of our cloud service from third-party data center facilities from several global locations operated by Amazon Web Services (“AWS”) or Google Cloud Computing Services. Any damage to, failure of or interference with our cloud service that is hosted by AWS or Google, or by third-party providers we currently utilize or may utilize in the future, whether as a result of our actions, actions by the third-party data centers, actions by other third parties, or acts of God, could result in interruptions in our cloud service and/or the loss of our or our clients’ data. While the third-party data centers host the server infrastructure, we manage the cloud services through our internal teams, and we need to support version control, changes in cloud software parameters and the evolution of our products, all in a multi-OS environment. As we utilize third-party data centers, we may move or transfer our data and our clients’ data from one region to another. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our solutions. Impairment of, or interruptions in, our cloud services may subject us to claims and litigation, cause our clients to terminate their agreements with us and adversely affect our ability to attract new clients. Our business will also be harmed if our clients and potential clients believe our services are unreliable. Additionally, any limitation of the capacity of our third-party data centers could impede our ability to scale, onboard new clients or expand the usage of existing clients, which could adversely affect our business, financial condition and results of operations.
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
Rapidly changing technology, evolving industry standards and regulatory requirements and new product and service introductions characterize the market for our solutions. Our future success will depend in part upon our ability to enhance our existing offerings, including to localize them to differing local requirements, and to develop and introduce new solutions and services to keep pace with such changes and developments and to meet changing client needs. The process of developing our platform is extremely complex and is expected to become increasingly complex and expensive in the future due to the introduction of new platforms, operating systems and technologies. Our ability to keep up with technology and business and legal and regulatory changes is subject to a number of risks, including that:
•we may find it difficult or costly to update our solutions and services and to develop new solutions and services quickly enough to meet our clients’ needs;
•we may find it difficult or costly to make some features of our software work effectively and securely over the Internet or with new or changed external applications;
•we may find it difficult or costly to update our solutions and services to keep pace with business, evolving industry standards, regulatory and other developments in the industries where our clients operate;
•we may find it difficult or costly to advertise and market our solutions and services;
•we may find it difficult or costly to protect our proprietary technology and intellectual property rights;
•our clients may delay purchases in anticipation of new solutions, services or enhancements; and
•we may be exposed to liability for security breaches that allow unauthorized persons to gain access to confidential information stored on our computers or transmitted over our network.

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
We expect to grow our business by, among other things, making acquisitions. Acquisitions involve a number of risks. Financing an acquisition could result in dilution from issuing equity securities or a weaker balance sheet from using cash or incurring debt. To the extent we grow our business through acquisitions, any potential and completed acquisitions could present a number of other risks, including:
•incorrect assumptions regarding the future results of acquired operations or assets or expected cost reductions or other synergies expected to be realized as a result of acquiring operations or assets;
•failure to integrate the operations or management of any acquired operations or assets successfully and on a timely and cost effective basis;
•insufficient knowledge of the operations and markets of acquired businesses;
•loss of key personnel;
•diversion of management’s attention from existing operations or other priorities;
•increased costs or liabilities as a result of undetected or undisclosed legal, regulatory or financial issues related to acquired operations or assets; and
•inability to secure, on terms we find acceptable, sufficient financing that may be required for any such acquisition or investment.
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
A key element of our strategy is to invest significantly in our growth and research and development efforts to develop new solutions and services and enhance our existing solutions and services to address additional applications and markets. For the year ended December 31, 2023, our research and development expense was approximately 34% of our revenue. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling solutions and services and generate revenue, if any, from such investment. Additionally, anticipated client demand for an offering we are developing could decrease after the development cycle has commenced, rendering us unable to recover substantial costs associated with the development of such offering. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions and services that are competitive in our current or future markets, it would harm our business and results of operations.

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
Our revenue may fluctuate from period-to-period in the future due to a variety of factors, many of which are beyond our control. Factors relating to our business that may contribute to these fluctuations include the following events, as well as other factors described elsewhere in this Annual Report on Form 10-K:
•a decline or slowdown of the growth in the value of financial market assets, which may reduce the portfolio market value of the assets loaded on our platform from which we derive portfolio-based fees, or reduce demand for our solutions and services generally, and therefore negatively affect our revenues and cash flows;
•unanticipated changes to economic terms in contracts with clients, including renegotiations;
•downward pressure on fees we charge our clients, which would therefore reduce our revenue;
•changes in laws or regulations that could impact our ability to offer solutions and services;
•failure to obtain new clients;
•failure to expand the services offered to existing clients or to apply such services to additional asset portfolios of existing clients;
•cancellation or non-renewal of existing contracts with clients;
•failure to protect our proprietary technology and intellectual property rights;
•unanticipated delays in connection with the implementation of our services in relation to our clients’ asset portfolios; or
•reduction in the suite of solutions and services provided to existing clients.
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
We are subject to taxes in the United States and foreign jurisdictions, and our domestic and foreign income tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of equity-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof;
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates; or
•changes in the geographic location and amount of expenses we have for certain of our activities that qualify for tax credits and incentives.
In the future, there may be changes to income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances that may impact our business and results of operations. For example, the Inflation Reduction Act was passed into law on August 16, 2022 and made a number of changes to the Internal Revenue Code of 1986 (the “Code”), including the addition of a 1% excise tax on repurchases of stock by publicly-traded corporations. As a result, if our Board of Directors were to approve a share repurchase program, the imposition of this excise tax may increase the cost to us of making repurchases. In addition, we may be subject to audits of our income, sales and other transaction taxes by U.S. federal and state authorities. Outcomes from these audits could have an adverse effect on our results of operations and financial condition.

Our indebtedness could adversely affect our financial flexibility and our competitive position.
As of December 31, 2023, there was $48.8 million of term loans outstanding under the New Credit Agreement. The term loan facility is intended to be used for working capital and other general corporate purposes (including acquisitions permitted under the New Credit Agreement).
A portion of our debt consists of variable-rate debt and fluctuations in interest rates could have a material effect on our business. Prior to 2022, interest rates in the U.S. had generally been at historic lows for several years. In 2022 and 2023, the United States Federal Reserve raised interest rates several times in an attempt to combat historically high inflation. As a result, we may incur higher interest costs if interest rates continue to increase. There can be no assurance that the United States Federal Reserve will not raise rates in the future, and any such increase in interest costs could have a material adverse impact on our financial condition and cash flows.
Our level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our indebtedness could have other important consequences to you and significant effects on our business. For example, it could:
•increase our vulnerability to adverse changes in general economic, industry and competitive conditions;
•require us to dedicate a substantial portion of our cash flow from operations to make payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•restrict us from exploiting business opportunities;
•make it more difficult to satisfy our financial obligations, including payments on our indebtedness;
•place us at a disadvantage compared to our competitors that have less debt; and
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other general corporate purposes.
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
The New Credit Agreement contains, and the agreements evidencing or governing any other future indebtedness may contain, financial restrictions on us and our restricted subsidiaries, including restrictions on our or our restricted subsidiaries’ ability to, among other things:
•place liens on our or our restricted subsidiaries’ assets;
•make investments other than permitted investments;
•incur additional indebtedness;
•prepay or redeem certain indebtedness;
•merge, consolidate or dissolve;
•sell assets;
•engage in transactions with affiliates;
•change the nature of our business;
•change our or our subsidiaries’ fiscal year or organizational documents; and
•make restricted payments.
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
A significant portion of our assets consists of goodwill and other intangible assets, primarily recorded as the result of the JUMP acquisition. We may subsequently experience unforeseen events that could adversely affect the value of our goodwill or intangible assets. Our goodwill is subject to an impairment test annually and is also tested for impairment whenever facts and circumstances indicate that goodwill is impaired. In the event of an impairment, any excess of the carrying value of these assets over the fair value must be written off in the period of determination. Finite-lived intangible assets are generally amortized over the useful life of such assets. Future determinations of significant impairments of goodwill or finite-lived intangible assets as a result of an impairment test or accelerated amortization of finite-lived intangible assets could have a negative impact on our results of operations and financial condition.
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
As of December 31, 2023, we no longer qualify as an “emerging growth company” (as defined in the JOBS Act). As a result, we are no longer entitled to rely on exemptions from certain compliance requirements that are applicable to emerging growth companies, including not being required to have our independent registered accounting firm audit our internal control over financial reporting, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation. Our increased disclosure obligations and the introduction of any other new laws or regulations could make our ability to comply with applicable laws and regulations more difficult and expensive. Any of the foregoing could have a material adverse effect on our business, financial condition or results of operations.
If government regulation of the Internet or other areas of our business changes, or if attitudes toward use of the Internet change, we may need to change the manner in which we conduct our business or incur greater operating expenses.
The adoption, modification or interpretation of laws or regulations relating to the Internet or other areas of our business could adversely affect the manner in which we conduct our business. Such laws and regulations may cover sales practices, taxes, user privacy, data protection, the use of generative AI, pricing, content, copyrights, distribution, electronic contracts, consumer protection, broadband residential Internet access and the characteristics and quality of services. Moreover, it is not always clear how certain existing laws governing these matters apply to the Internet. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, we may be required to incur additional expenses or alter our business model, either of which could have a material adverse effect on our business, financial condition or results of operations.
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
Only one of our technologies, solutions or services is covered by an issued patent. We are the owner of three copyright registrations, four registered trademarks in the United States and four international trademarks, and we claim common law rights in other trademarks that are not registered. We cannot guarantee that:
•our intellectual property rights will provide competitive advantages to us;
•our ability to assert our intellectual property rights against potential competitors or to settle current or future disputes will not be limited by our agreements with third parties;
•our intellectual property rights will be enforced in jurisdictions where competition may be intense or where legal protection may be weak;
•any of the trademarks, copyrights, trade secrets or other intellectual property rights that we presently employ in our business will not lapse or be invalidated, circumvented, challenged or abandoned;

•our trademark applications will lead to registered trademarks;
•our patent applications will lead to issued patents; or
•competitors will not design around our intellectual property rights or develop similar technologies or offerings; or that we will be able to successfully assert our intellectual property rights against others.
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
We cannot be certain that our internally-developed technology, solutions or services do not and will not infringe the intellectual property rights of others. In addition, we license content, software and other intellectual property rights from third parties and may be subject to claims of infringement if such parties do not possess the necessary intellectual property rights to the products they license to us. We may not have sufficient contractual protection to cover all liability associated with such claims. In addition, we may face additional risk of infringement or misappropriation claims if we hire an employee who possesses third-party proprietary information who decides to use such information in connection with our solutions, services or business processes without such third party’s authorization. We have in the past been and may in the future be subject to legal proceedings and claims that we have infringed or misappropriated the intellectual property rights of a third party. Claims may involve patent holding companies who have no relevant product revenues and against whom our own proprietary technology may therefore provide little or no deterrence. In addition, third parties may in the future assert intellectual property infringement claims against our clients, which, in certain circumstances, we have agreed to indemnify. Any intellectual property related infringement or misappropriation claims, whether or not meritorious, could result in costly litigation and could divert management resources and attention. Moreover, should we be found liable for infringement or misappropriation, we may be required to enter into licensing agreements, which may not be available on acceptable terms or at all, pay substantial damages or make changes to the solutions and services that we offer. Any of the foregoing could prevent us from competing effectively, result in substantial costs to us, divert management’s attention and our resources away from our operations and otherwise harm our reputation.
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
We have devoted substantial resources to the development of our proprietary technologies, solutions and services. In order to protect our proprietary rights, we enter into confidentiality agreements with our employees, consultants and independent contractors. These agreements may not effectively prevent unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our technologies, investment accounting offerings or obtaining and using information that we regard as proprietary. Moreover, these agreements may not provide an adequate remedy in the event of such unauthorized disclosures of confidential information and our rights under such agreements may not be enforceable. We have non-compete arrangements with certain employees that prevent these persons from competing with us both during and after the terms of their employment agreements. Enforceability of the non-compete agreements is not guaranteed, and such contractual restrictions could be breached without discovery or adequate remedies. In January 2024, a law prohibiting employers from entering into or attempting to enforce noncompete agreements, which are generally void under California state law, went into effect in California. In January 2023, the Federal Trade Commission (“FTC”) proposed a new rule that would preclude employers from imposing non-compete obligations on their employees. The FTC is expected to vote on the final version of the rule in April 2024. While we cannot predict whether or when the FTC’s proposed ban on non-compete arrangements will be implemented, or similar bans on non-compete arrangements at the U.S. state level, or the impact that any such ban will have on our operations if implemented, there is now increased uncertainty regarding the long-term enforceability of our non-compete agreements with employees in the U.S. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could reduce any competitive advantage we have developed and cause us to lose clients or otherwise harm our business.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations.

We use machine learning (ML) and artificial intelligence (AI) technologies in our solutions and business, and we are making investments in expanding the use of AI solutions, including ongoing deployment and improvement of features using AI technologies. The introduction of AI technologies into new or existing solutions may result in new or enhanced governmental or regulatory scrutiny (such as the recent White House executive order on the development and use of AI, the proposed EU AI Act, and other proposed state and federal regulations), litigation, confidentiality or security risks, ethical concerns, legal liability, or other complications. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. A failure on our part to develop solutions to ensure compliance with regulatory regimes and/or our clients’ requirements may result in unforeseen costs or delays deploying new and improved features using AI technologies. Furthermore, while we aim to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. Uncertainty around new and emerging AI technologies may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide related to the collection and use of training data, and development of appropriate protections and safeguards for handling the use of client data with AI technologies, which may be costly and could impact our expenses. AI technologies incorporated into our solutions and business processes may use algorithms, datasets, or training methodologies that may be flawed or contain deficiencies that may be difficult or impossible for us to detect during testing, including as a result of the use of biased or insufficient training data. Any of the foregoing may result in decreased demand for our solutions, harm to our business, results of operations or reputation, legal liability, regulatory action, or failure to achieve expected results including if use products or enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on clients or on society as a whole. In addition, third parties may deploy AI technologies in a manner that reduces client demand for our solutions.
International Risks
As a global organization, our business is susceptible to risks associated with our international operations.
In addition to our U.S. operations, we currently maintain international operations in the United Kingdom and India, and have smaller sales-focused research and development-focused presences in France, Germany, Luxembourg and Singapore, and have clients located around the globe. Managing a global organization outside of the United States is difficult and time-consuming and introduces risks that we may not face with our operations and sales in the United States. These risks include:
•the burdens of complying with a wide variety of foreign regulations, laws and legal standards, including privacy, data security, tax and employment, some of which may be materially different or more stringent than those of the United States;
•regional data privacy laws that apply to the transmission of personal data across international borders;
•lack of familiarity with, and unexpected changes in, foreign regulatory requirements;

•clients’ unfamiliarity with and concerns regarding laws and regulations of the United States that may impact our business operations in their jurisdictions;
•negative, local perception of industries and clients that we may pursue;
•laws and business practices favoring local competitors;
•localization of our solutions and services, including unanticipated costs related to translation into foreign languages and adaptation for local practices and regulatory requirements;
•different pricing environments;
•difficulties in managing and staffing international operations;
•reduced or varied protection for intellectual property rights in some countries;
•compliance with laws and regulations for foreign operations, including the U.S. FCPA, the U.K. Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our solutions and services in certain foreign markets, and the risks and costs of compliance;
•fluctuations in currency exchange rates;
•potentially adverse tax consequences, including the complexities of foreign value added tax systems, difficulty in interpreting international tax laws and restrictions on the repatriation of earnings;
•increased financial accounting and reporting burdens and complexities; and
•political, social and economic instability abroad, terrorist attacks and security concerns in general, including instability caused by the Russian invasion of Ukraine, the Israel-Hamas war and related sanctions.
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
Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of December 31, 2023, 483 of our total employees were based in India. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed and our results of operations could be negatively impacted.
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
We anticipate that CWAN Holdings will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income of CWAN Holdings will be allocated to holders of the LLC Interests. Accordingly, we and our subsidiaries will be required to pay income taxes on our allocable share of any net taxable income of CWAN Holdings allocated to us under the terms of the LLC Agreement. Under the terms of the LLC Agreement, CWAN Holdings is required to make tax distributions to the holders of LLC Interests, including us, on a pro rata basis, unless certain exceptions apply. In addition to tax payments, we will incur expenses related to our operations, including obligations to make payments under the Tax Receivable Agreement and the TRA Bonus Agreements. The tax benefits we may realize as a result of our purchase of LLC Interests and any exchanges of LLC Interests and as a result of payments under the TRA Bonus Agreements, and the resulting amounts we are likely to pay out to the Continuing Equity Owners and the Blocker Shareholders pursuant to the Tax Receivable Agreement depend on various factors and are difficult to quantify with any precision; however, we estimate that such payments will be substantial.
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
Pursuant to the Tax Receivable Agreement, we are required to make cash payments to the Continuing Equity Owners and the Blocker Shareholders, collectively, equal to 85% (less payments made under the TRA Bonus Agreements) of the tax benefits, if any, that we actually realize, or, in some circumstances, are deemed to realize, as a result of the Tax Attributes as defined in the Tax Receivable Agreement. We expect that the payments we will be required to make under the Tax Receivable Agreement will be substantial. Assuming no material changes in relevant tax law and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we would expect that the tax savings associated with the Transactions or exchanges of LLC Interests as described above would aggregate to approximately $691 million. Under this scenario, we would be required to pay the other parties to the Tax Receivable Agreement and under the TRA Bonus Agreements approximately 85% of such amount, or $587 million. The actual amounts we will be required to pay may materially differ from these hypothetical amounts, because potential future tax savings that we will be deemed to realize, and the Tax Receivable Agreement payments and the TRA Bonus Agreement payments made by us, will be calculated based in part on the market value of our common stock at the time of each redemption or exchange of an LLC Interest for cash or a share of common stock and the prevailing applicable federal tax rate (plus the assumed combined state and local tax rate) applicable to us over the life of the Tax Receivable Agreement and will depend on our generating sufficient taxable income to realize the tax benefits that are subject to the Tax Receivable Agreement. Payments under the Tax Receivable Agreement are not conditioned on our existing owners’ continued ownership of us after the IPO. Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine with the advice of our tax advisors. Any payments made by us to the Continuing Equity Owners and the Blocker Shareholders under the Tax Receivable Agreement or to the relevant executive officers under the terms of the TRA Bonus Agreements will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make payments under the Tax Receivable Agreement or the TRA Bonus Agreements, such payments generally will be deferred and will accrue interest until paid. Nonpayment of amounts due under the Tax Receivable Agreement (but not the TRA Bonus Agreements) for a specified period, however, may constitute a breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, unless, generally, such nonpayment is due to a lack of sufficient funds. Furthermore, our future obligation to make payments under the Tax Receivable Agreement and the TRA Bonus Agreements could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement. The payments under the Tax Receivable Agreement are also not conditioned upon the Continuing Equity Owners or the Blocker Shareholders maintaining a continued ownership interest in CWAN Holdings. The actual amount and timing of any payments under the Tax Receivable Agreement and the TRA Bonus Agreements will vary depending upon a number of factors, including the timing of exchanges by the Continuing Equity Owners and the Blocker Shareholders, the amount and timing of amounts paid under the TRA Bonus Agreements, the amount of gain recognized by the Continuing Equity Owners and the Blocker Shareholders, the amount and timing of the taxable income we generate in the future and the income tax rates then applicable.
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
We are currently controlled by the Principal Equity Owners who beneficially own 90.1% of the combined voting power of all of our outstanding common stock as of December 31, 2023. As long as the Principal Equity Owners collectively own or control at least a majority of our outstanding voting power, they will have the ability to exercise substantial control and significant influence over our management and affairs and all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. The concentration of voting power limits your ability to influence corporate matters, and as a result, we may take actions that you do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.
In addition, the Principal Equity Owners own 47.5% of the economic interest in the Company (on a fully converted basis) and 13.4% of the direct interest in CWAN Holdings as of December 31, 2023. Because they hold a substantial portion of their ownership interests in our business through CWAN Holdings, these existing holders of LLC Interests may have conflicting interests with holders of our Class A common stock. For example, they may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness, especially in light of the existence of the Tax Receivable Agreement. In addition, the structuring of future transactions may take into consideration these existing unitholders’ tax considerations even where no similar benefit would accrue to us.
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
The Principal Equity Owners control a majority of our voting power. As a result, we are a “controlled company” within the meaning of the applicable stock exchange corporate governance standards. Under the rules of NYSE, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:
•that a majority of our board of directors consist of independent directors;
•that nominating and corporate governance matters be decided solely by independent directors; and
•that employee and officer compensation matters be decided solely by independent directors
We utilize these exemptions. As a result, we may not have a majority of independent directors, and our nominating and corporate governance and compensation functions may not be decided solely by independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the stock exchange corporate governance requirements.
We cannot predict the effect our multiple class structure may have on the trading market for our Class A common stock.
We cannot predict whether our multiple class structure will result in a lower or more volatile market price of our Class A common stock or other adverse consequences. For example, certain index providers have previously placed restrictions on including companies with multiple class share structures in certain of their indexes. Exclusion from indices could make our Class A common stock less attractive to investors, and as a result, the market price of our Class A common stock could be adversely affected.
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
Our certificate of incorporation and bylaws contain provisions that could depress the trading price of our Class A common stock by discouraging, delaying or preventing a change of control of our Company or changes in our management that the stockholders of our Company may believe advantageous. These include provisions that:
•provide for a multi-class common stock structure in which each share of our Class C common stock and each share of our Class D common stock entitles its holder to ten votes per share on all matters presented to our stockholders generally;
•authorize “blank check” preferred stock that our board of directors could issue to increase the number of outstanding shares to discourage a takeover attempt;
•provide for a classified board of directors with staggered three-year terms, which could delay the ability of stockholders to change the membership of a majority of our board of directors;
•preclude cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•limit the ability of stockholders to call a special stockholder meeting;
•prohibit stockholders from acting by written consent from and after the date on which Welsh Carson, Warburg Pincus and Permira and their affiliates, collectively or singly, cease to beneficially own shares of our common stock representing at least 50% of the voting power of our common stock (the “Trigger Event”);
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
•require that, from and after the Trigger Event, the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of common stock of the Company entitled to vote thereon;
•providing that our board of directors is expressly authorized to amend, alter, rescind or repeal our bylaws; and
•provide that, from and after the Trigger Event, requiring the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of our common stock to amend provisions of our certificate of incorporation relating to the management of our business, our board of directors, stockholder action by written consent, calling special meetings of stockholders, competition and corporate opportunities, Section 203 of the Delaware General Corporation Law (the “DGCL”), forum selection and the liability of our directors, or to amend, alter, rescind or repeal our bylaws.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales may occur, could depress the market price of our Class A common stock. From time to time, we or our stockholders may sell shares of our Class A common stock. During the year ended December 31, 2023, our Principal Equity Owners sold 62 million shares of our Class A common stock pursuant to four underwritten secondary offerings. Issuing additional shares of our Class A common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both. Issuing additional shares of our Class B common stock and Class C common stock, as applicable, when issued with corresponding LLC Interests, may also dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both. Additionally, further issuances of our Class D common stock, which is convertible into shares of our Class A common stock, may also dilute the economic and voting rights of our existing stockholders.
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
The holders of an aggregate of 115,640,133 shares of our Class A common stock (on an as-converted basis) or their transferees are entitled to rights with respect to the registration of their shares under the Securities Act. Following the IPO, we filed a registration statement registering under the Securities Act the shares of Class A common stock reserved for issuance under the 2021 Plan. Sales of our Class A common stock pursuant to these registration rights or such registration statement may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for stockholders to sell shares of our Class A common stock.
An aggregate of approximately 25.2 million shares of our Class D common stock that are beneficially owned by affiliates of Warburg Pincus are pledged to secure obligations of affiliates of Warburg Pincus under a loan agreement. In the case of nonpayment at maturity or another event of default (including but not limited to the borrower’s inability to satisfy certain mandatory prepayments which are triggered off the value of such shares), the lender or its assignee may exercise its rights under the applicable loan agreements to foreclose on and sell shares pledged to cover the amount due under the loan. Any transfers or sales of such pledged shares may cause the price of our Class A common stock to decline.
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
The market price of our Class A common stock could be subject to significant fluctuations. The price of our Class A common stock may change in response to fluctuations in our results of operations in future periods and also may change in response to other factors, including factors specific to companies in our industry, many of which are beyond our control. As a result, our stock price may experience significant volatility and may not necessarily reflect our performance. Among other factors that could affect our stock price are:
•changes in laws or regulations applicable to our industry or offerings;
•speculation about our business in the press or the investment community;
•price and volume fluctuations in the overall stock market;
•volatility in the market price and trading volume of companies in our industry or companies that investors consider comparable;
•stock price and volume fluctuations attributable to inconsistent trading levels of our shares;
•our ability to protect our intellectual property and other proprietary rights and to operate our business without infringing, misappropriating or otherwise violating the intellectual property and other proprietary rights of others;
•sales of our Class A common stock by us or our significant stockholders, officers and directors, and the expiration of contractual lock-up agreements in connection therewith;
•redemptions and exchanges by certain of the Continuing Equity Owners of their LLC Interests into shares of Class A common stock;
•the development and sustainability of an active trading market for our Class A common stock;
•success of competitive products or services;
•the public’s response to press releases or other public announcements by us or others, including our filings with the SEC, announcements relating to litigation or significant changes to our key personnel;

•the effectiveness of our internal controls over financial reporting;
•changes in our capital structure, such as future issuances of debt or equity securities;
•our entry into new markets;
•tax developments in the United States, Europe or other markets;
•strategic actions by us or our competitors, such as acquisitions or restructurings; and
•changes in accounting principles.
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
We have identified a material weakness in our internal control over financial reporting. If we fail to remediate the material weakness or maintain effective internal control over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
During its evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023, management determined that our internal control over financial reporting was not effective because we did not have effective controls in one IT environment as a result of deficiencies in change management and computer operations, program development and user access controls related to our billing system. Management has determined that the deficiencies constitute a material weakness in our internal control over financial reporting. We are in the process of identifying and implementing remedial measures to address the control deficiencies that led to the material weakness. However, there can be no assurance that our remedial measures will correct the deficiencies. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, it may result in material misstatements, as well as adversely affect the reliability of our financial statements, our reputation, our business, and the trading price of our Class A common stock. During 2023, we began transitioning to a new automated billing system and we expect to continue this transition in 2024. More information regarding the material weakness and our remediation efforts is provided in Part II, Item 9A of this Annual Report on Form 10-K.
In addition to our results determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we believe certain non-GAAP measures may be useful in evaluating our operating performance. We present certain non-GAAP financial measures in our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, and intend to continue to present certain non-GAAP financial measures in future filings with the SEC and other public statements. Any failure to accurately report and present our non-GAAP financial measures could cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Class A common stock.
Corporate responsibility, specifically related to environmental, social and governance matters, may impose additional costs and expose us to new risks.
Companies across all industries are experiencing increased scrutiny related to their ESG practices and disclosures. Investors, customers, regulators, employees, and other stakeholders have focused increasingly on ESG issues, including, among other things, climate change and greenhouse gas emissions, human and civil rights, and diversity, equity, and inclusion matters. In addition, public ESG and sustainability reporting is becoming more broadly expected by various stakeholders. Clients, particularly in Europe, sometimes seek ESG information to satisfy their ESG commitments and regulatory reporting obligations. We may face reputational damage if we do not adapt to or comply with these expectations and standards relating to ESG matters, or if we fail, or are perceived to fail, to demonstrate progress toward our ESG initiatives and objectives. Further, expectations surrounding appropriate corporate behavior with respect to ESG matters are continually evolving and often reflect opposing viewpoints. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder confidence and thereby affect our brand and reputation.

Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these corporations and their boards of directors accountable. Additionally, credit rating agencies may use these scores, or their own scores and ratings, as a consideration in their evaluation of our credit risk. If our credit rating is downgraded on the basis of ESG or “sustainability” metrics, we may face increased costs of capital. We may face reputational damage in the event we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our ordinary shares from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on ESG and sustainability matters by investors and other parties as described above may impose additional costs or expose us to new risks.
Our business and operations are subject to risks related to climate change.
The long-term effects of global climate change present both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. These changes over time could affect, for example, the availability and cost of products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. In addition, many of our operations and facilities around the world are in locations that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to business interruption caused by such events. We also use gasoline and electricity in our operations, all of which could face increased regulation as a result of climate change or other environmental concerns. Regulations limiting greenhouse gas emissions and energy inputs or requiring disclosure of climate-related information such as greenhouse gas emissions metrics may also increase in coming years, which may increase our costs associated with compliance. For example, the SEC has proposed a rule that would mandate extensive disclosure of climate-related data, risks, and opportunities, including financial impacts, physical and transition risks, related governance and strategy and greenhouse gas emissions, for certain public companies. Compliance with these requirements may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strains on our personnel, systems and resources. These events and their impacts could otherwise disrupt and adversely affect our operations and could materially adversely affect our financial performance.

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on various cybersecurity frameworks, such as the National Institute of Standards and Technology (“NIST”) and the Center for Internet Security (“CIS”), and align our security program closely to the NIST Cyber Security Framework. We use these cybersecurity frameworks and information security standards as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.
Key components of our cybersecurity risk management program include:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness training of our employees, incident response personnel and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for service providers, suppliers and vendors.
As of the date of this Annual report on Form 10-K, we have not been materially impacted by any identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information on such risks, see Item 1A, “Risk Factors - Business and Operational Risks - If we or our third-party service providers suffer a cybersecurity event, our reputation may be harmed, we may lose clients and we may incur significant liabilities, any of which would harm our business and results of operations.”

Cybersecurity Governance
Our Board of Directors considers cybersecurity risk as part of its overall enterprise risk oversight function and has delegated to the Audit Committee primary oversight of cybersecurity and other IT risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
The Audit Committee oversees management’s implementation of our cybersecurity risk management program. Our Chief Information Security Officer regularly briefs the Audit Committee on our cybersecurity program and threat posture.  These sessions may address a wide range of topics including recent developments, emerging threats, vulnerability assessments, third-party and independent reviews, and information security considerations arising with respect to our vendors and other third parties.
The Audit Committee periodically reports to the full Board regarding its activities, including in relation to its oversight of cybersecurity risks. The full Board also discusses cybersecurity matters with management at least annually.
Our management team, including our IT management team, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team has over 95 years of combined experience in IT and cybersecurity matters.
Our management team oversees efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public, or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.
Item 2. Properties.
Our corporate headquarters is located in Boise, Idaho and consists of 106,780 square feet under a lease agreement that expires on October 31, 2026. The lease agreement includes two optional 5-year renewal periods. We also lease office space in New York, New York; McLean, Washington D.C. metropolitan area; Seattle, Washington; San Jose, California; London, United Kingdom; Edinburgh, United Kingdom; Paris, France; Luxembourg; Frankfurt, Germany; Noida, India and Singapore.
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
Holders of Record
As of February 23, 2024, there were 7 holders of record of our Class A common stock. The actual number of stockholders of Class A common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. As of February 23, 2024, we also had 1 holder of record of our Class B common stock, 5 holders of record of our Class C stock and 10 holders of record of our Class D common stock.
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
Stock Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Exchange Act nor shall such information be incorporated by reference into any filing of Clearwater Analytics Holdings, Inc. under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference in such filing.
In connection with the IPO, we issued 34,500,000 shares of Class A common stock at a public offering price of $18.00 per share. The graph set forth below compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (the S&P 500) and Standard & Poor’s Information Technology Sector Index. An investment of $100 is assumed to have been made in our Class A common stock and in each index on September 24, 2021, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2023. The graph uses the closing market price on September 24, 2021 of $25.37 per share as the initial value of our Class A common stock. All values assume reinvestment of dividends.

The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and in the section titled “Special Note Regarding Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K.
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
We provide investment accounting and reporting, performance measurement, compliance monitoring and risk analytics solutions for asset managers, insurance companies and large corporations. Every day, Clearwater’s powerful platform aggregates and normalizes data on over $7.3 trillion of global invested assets for over 1,300 clients. We bring modern software to an industry that has long been dominated by difficult-to-use, high cost legacy technologies and processes, which often lack data integrity and traceability, and often require significant manual intervention. The strength of our platform is demonstrated by our approximately 80% win rate for new clients over the prior six years in deals that reached the proposal stage, as well as NPS of 60+ and 98% gross retention in 19 of the last 20 quarters.
We allow our clients to replace legacy systems with modern cloud-native software. Our platform helps clients reduce cost, time, errors and risk and allows them to reallocate resources to other value-creating activities. Our software aggregates, reconciles and validates data from more than 4,100 daily data feeds and more than four million securities that have been modeled across multiple currencies, asset classes and countries. This cleansed and validated data runs through our proprietary accounting, performance, compliance and risk solutions to provide clients with powerful analytics and daily or on-demand configurable reporting. We offer multi-asset class, multi-basis, multi-currency accounting and analytics that provide clients with a comprehensive view of their holdings and related performance. This allows our clients to make better, more timely decisions about their investment portfolios.
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
We have a 100% recurring revenue model, excluding revenue from professional services and license-related revenue from the JUMP Technology acquisition. We charge our clients a fee that is based on the amount and complexity of the assets they manage on our platform as well as the breadth of the solution utilized by the customer. In 2022, we transitioned our contracting structure to a framework we describe as Base+ for all new clients. A Base+ contract framework includes a base fee for a prospective or existing client’s book of business plus an incremental fee for increases in assets on the platform. This structure is designed to limit the downside volatility in our asset-based fees. We also began to amend contracts with our existing clients to either modify the structure of such contracts from a pure asset-based fee to this Base+ model or to increase the basis point price. Prior to 2022, we charged a basis point fee based on the client’s assets on the platform subject to contracted minimums. For those clients contracted prior to 2022 and whose contract has not been amended, our revenues can more significantly fluctuate with the changes in those clients’ assets. A majority of the assets on our platform are high-grade fixed income assets, which have traditionally had lower levels of volatility, enabling our highly predictable revenue streams. The Base+ model includes annual increases in the base fee and enables us to charge additional fees for supplemental services provided for certain alternative asset classes (e.g., LPx, MLx) or additional products (e.g. Prism, OMS/PMS) should the client choose to utilize those services.

Recent Developments
Secondary Offerings
As required by the Registration Rights Agreement dated September 28, 2021, the Company participated in multiple underwritten offerings of shares held by our Principal Equity Owners during the year ended December 31, 2023.
Pursuant to underwriting agreements executed on March 8 and June 15, 2023, certain affiliates of Welsh Carson (the “WCAS Selling Stockholders”) sold 14,950,000 and 10,000,000 shares, respectively, of Class A common stock in underwritten secondary public offerings. As part of these secondary offerings, the WCAS Selling Stockholders exchanged a total of 8,039,841 shares of Class C common stock, together with corresponding LLC Interests of CWAN Holdings, and 16,910,159 shares of Class D common stock for an equivalent number of shares of Class A common stock that were purchased by the underwriters. The Company did not sell any securities in these secondary offerings and did not receive any proceeds from the sale of the shares sold by the Selling Stockholders. The Company incurred $1.6 million in expenses associated with these secondary offerings which were recorded as general and administrative expenses.
Pursuant to underwriting agreements executed on November 6 and November 30, 2023, certain affiliates of Welsh Carson, Warburg Pincus and Permira (the “Selling Stockholders”) sold 20,000,000 and 17,000,000 shares, respectively, of Class A common stock in underwritten secondary public offerings. As part of these secondary offerings, the Selling Stockholders exchanged a total of 6,653,590 shares of Class C common stock, together with corresponding LLC Interests of CWAN Holdings, and 30,212,119 shares of Class D common stock for an equivalent number of shares of Class A common stock that were purchased by the underwriters. The Company did not sell any securities in these secondary offerings and did not receive any proceeds from the sale of the shares sold by the Selling Stockholders. The Company incurred $0.5 million in expenses associated with these secondary offerings which were recorded as general and administrative expenses.
Key Factors Affecting Our Performance
The growth and future success of our business depends on many factors, including those described below.
•Adding New Clients in Established End Markets: Our future growth is dependent upon our ability to continue to add new clients, and in 2023 we added over 80 net new clients. We are focused on continuing to increase our client base in our established client end-markets of corporations, insurance companies and asset managers, and doing so with increasingly large and sophisticated clients. As we add clients, it takes time to fully onboard their assets to the platform. Our revenue generally increases as assets are added to the platform, while the effort to serve the client is relatively consistent over time. Therefore, we expect revenues and gross margins to increase for a client as the client transitions from the onboarding process to a steady state once assets have been onboarded. In any period, our gross margins may fluctuate based on the relative size and number of clients that we are onboarding at that time.
•Expanding and Retaining Relationships with Existing Clients: Our future growth is dependent upon retaining our existing clients and expanding our relationships with these clients through increases in the amount of their assets on our platform. We have enjoyed consistent gross revenue retention rates of approximately 98% in 19 of the past 20 quarters. The consistency in revenue retention creates predictability in our business and enables us to better plan our future investments. Our relationships with our clients expands as these clients add more assets to our platform, with our quarterly net revenue retention rates (as defined below under “—Key Operating Measures”) between 106% and 109% in 2023. Clients may add assets as a result of acquiring new clients themselves or by acquiring new businesses or simply through organic growth, which produces additional assets that they manage using our platform. We believe that our client service model and technology platform are strong contributing factors in our attractive retention rates. As such, we expect to continue to invest in both our operations and research and development functions to maintain and increase our high levels of client satisfaction, which we believe will lead to strong client retention and expansion.
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
•Fluctuations in the Market Value of Assets on the Platform: Although we generally have a base fee and adopted our Base+ model in 2022, we also bill our clients monthly in arrears based on a basis point rate applied to our clients’ assets on our platform, which can be influenced by general economic conditions. While 77% of the assets on our platform were high-grade fixed income securities and structured products as of December 31, 2023 and traditionally subject to lower levels of volatility, the value of our clients’ assets on our platform varies on a daily basis due to changes in securities prices, cash flow needs, incremental buying and selling of assets and other strategic priorities of our clients. For these reasons, our revenue is subject to fluctuations based on economic conditions, including market conditions and the changing interest rate environment.
Key Components of Results of Operations
The following discussion describes certain line items in our consolidated statements of operations.
Revenue
We generate revenue from fees derived from providing clients with access to the solutions and services on our SaaS platform. Sales of our offering include a right to use our software in a hosted environment without taking possession of the software. Our contracts are generally cancellable with 30 days’ notice without penalty. We invoice clients monthly in arrears based on a percentage of the average daily value of assets within a client’s accounts on our platform during that month, or based on a fixed monthly base fee. Payment terms may vary by contract but generally include a requirement of payment within 30 days following the month in which services are provided. Fees invoiced in advance of the delivery of the Company’s performance obligations are deemed set-up activities and are deferred as a material right and recognized over time, typically 12 months. Through JUMP, which we acquired on November 30, 2022, we also earn license revenue.
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
General and administrative expense consists primarily of personnel costs for IT, finance, administration, human resources and general management, as well as expenses from legal, corporate technology and accounting service providers.
Interest (Income) Expense, Net
Interest (income) expense, net reflects interest expense on our outstanding term loans under the New Credit Agreement and Previous Credit Agreement during the course of the applicable period. The interest expense varies depending on the timing and amount of borrowings and repayments during the period as well as fluctuations in interest rates. Interest income relates to interest received on our cash and cash equivalents based on interest rates in the course of the applicable period, and interest received from our other investments.
Tax Receivable Agreement Expense
In connection with the IPO and related transactions, we entered into a TRA that provides for the payment by us of 85% of certain tax benefits that we realize as a result of Tax Attributes, as defined in the Tax Receivable Agreement. Tax receivable agreement expense relates to payments we anticipate making under the TRA.
Loss on Debt Extinguishment
Loss on debt extinguishment related to the early repayment of borrowings under the Previous Credit Agreement. The debt was extinguished on September 28, 2021 in connection with the closing of the IPO.
Other (Income) Expense, Net
Other (income) expense, net, consists of gains and losses of foreign currency and investments.
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

The following table summarizes the Company’s annualized recurring revenue as of the dates presented:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands)
2023
Annualized recurring revenue	$337,366	$349,536	$362,442	$379,096
2022
Annualized recurring revenue	$287,137	$290,354	$303,560	$323,461
2021
Annualized recurring revenue	$232,467	$245,033	$257,022	$277,780
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
Annualized recurring revenue increased 17% from December 31, 2022 to December 31, 2023 due to growth in our client base as we brought new clients onto our platform and added additional assets from existing clients.
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
The following table summarizes our retention rates as of the dates presented:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2023
Gross revenue retention rate	97%	98%	98%	98%
Net revenue retention rate	106%	109%	108%	107%
2022
Gross revenue retention rate	98%	98%	98%	98%
Net revenue retention rate	107%	104%	103%	106%
2021
Gross retention rate	98%	98%	98%	98%
Net retention rate	110%	109%	111%	111%

Gross revenue retention rates have remained consistently at approximately 98% in 19 of the past 20 quarters. We believe the extremely consistent and high gross revenue retention rate is a testament to the value proposition that our leading solution offers.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are supplemental performance measures that our management uses to assess our operating performance. We define Adjusted EBITDA as net loss plus (i) interest (income) expense, net, (ii) loss on debt extinguishment, (iii) depreciation and amortization expense, (iv) equity-based compensation expense and related payroll taxes, (v) equity-based compensation expense related to JUMP acquisition, (vi) tax receivable agreement expense, (vii) transaction expenses, and (viii) other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA (as defined above) divided by revenue.

The following table reconciles net loss to Adjusted EBITDA and includes amounts expressed as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2023		2022		2021
	(in thousands, except percentages)
Net loss	$(23,083)	(6%)	$(6,695)	(2%)	$(8,094)	(3%)
Adjustments:
Interest (income) expense, net	(6,401)	(2%)	(1,137)	—%	25,682	10%
Loss on debt extinguishment	—	—	—	—	10,303	4%
Depreciation and amortization	9,929	3%	5,139	2%	3,493	1%
Equity-based compensation expense and related payroll taxes	94,906	26%	64,704	21%	36,695	15%
Equity-based compensation expense related to JUMP acquisition	13,172	4%	1,821	1%	—	—
Tax receivable agreement expense	14,396	4%	11,639	4%	—	—
Transaction expenses	2,052	1%	1,711	1%	—	—
Other expenses(1)	934	—%	3,954	1%	4,597	2%
Adjusted EBITDA	105,905	29%	81,136	27%	72,676	29%
Revenue	$368,168	100%	$303,426	100%	$252,022	100%
(1)Other expenses include management fees to our investors, provision for income taxes, foreign exchange gains and losses and other expenses that are not reflective of our core operating performance, including the costs to set up our Up-C structure and Tax Receivable Agreement.

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Up-C structure expenses	$—	$158	$1,660
Amortization of prepaid management fees and reimbursable expenses	2,592	2,486	2,367
Provision for income taxes	217	1,360	487
Other (income) expense, net	(1,874)	(50)	83
Total other expenses	$934	$3,954	$4,597

Results of Operations
The following tables set forth our results of operations for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue	$368,168	$303,426	$252,022
Cost of revenue(1)	107,127	87,784	67,864
Gross profit	261,041	215,642	184,158
Operating expenses:
Research and development(1)	123,925	94,120	72,690
Sales and marketing(1)	60,365	52,638	39,065
General and administrative(1)	93,496	63,767	43,942
Total operating expenses	277,786	210,525	155,697
Income (loss) from operations	(16,745)	5,117	28,461
Interest (income) expense, net	(6,401)	(1,137)	25,682
Tax receivable agreement expense	14,396	11,639	—
Loss on debt extinguishment	—	—	10,303
Other (income) expense, net	(1,874)	(50)	83
Loss before income taxes	(22,866)	(5,335)	(7,607)
Provision for income taxes	217	1,360	487
Net loss	(23,083)	(6,695)	(8,094)
Less: Net income (loss) attributable to non-controlling interests	(1,456)	1,272	119
Net loss attributable to Clearwater Analytics Holdings, Inc.	$(21,627)	$(7,967)	$(8,213)
(1)Amounts include equity-based compensation as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cost of revenue	$12,215	$9,043	$4,786
Operating expenses:
Research and development	24,739	17,950	10,409
Sales and marketing	15,843	12,711	7,059
General and administrative	51,650	25,987	14,441
Total equity-based compensation expense	$104,447	$65,691	$36,695

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
Revenue	100%	100%	100%
Cost of revenue	29%	29%	27%
Gross profit	71%	71%	73%
Operating expenses:
Research and development	34%	31%	29%
Sales and marketing	16%	17%	16%
General and administrative	25%	21%	17%
Total operating expenses	75%	69%	62%
Income (loss) from operations	(5%)	2%	11%
Interest (income) expense, net	(2%)	0%	10%
Tax receivable agreement expense	4%	4%	0%
Loss on debt extinguishment	0%	0%	4%
Other (income) expense, net	(1%)	0%	0%
Loss before income taxes	(6%)	(2%)	(3%)
Provision for income taxes	0%	0%	0%
Net loss	(6)%	(2)%	(3)%
Comparison of the Years Ended December 31, 2023, 2022 and 2021
Revenue

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except percentages)
Revenue	$368,168	$303,426	$252,022
Change over prior year	64,742	51,404
Percent change over prior year	21%	20%
Revenue increased $64.7 million, or 21%, in 2023 compared to 2022. The increase was on account of growth in our client base as we brought new clients onto our platform, as well as changes to our existing clients’ assets on our platform. Average assets on our platform that were billed to new and existing clients increased 19% from 2022 to 2023 while average basis point rate billed to clients decreased by 2.2% from 2022 to 2023. Additionally, license revenues related to JUMP were $6.6 million in 2023.
Revenue increased $51.4 million, or 20%, in 2022 compared to 2021. The increase was on account of growth in our client base as we brought new clients onto our platform, as well as changes to our existing clients’ assets on our platform. Average assets on our platform that were billed to new and existing clients increased 15% from 2021 to 2022 while average basis point rate billed to clients increased by 2.6% from 2021 to 2022. Additionally, license revenues related to JUMP were $0.9 million in 2022.

Cost of Revenue

	Year Ended December 31,
	2023	$ Change	% Change	2022	$ Change	% Change	2021
	(In thousands, except percentages)
Equity-based compensation	$12,215	$3,172	35%	$9,043	$4,257	89%	$4,786
All other cost of revenue	94,912	16,171	21%	78,741	15,663	25%	63,078
Total cost of revenue	$107,127	$19,343	22%	$87,784	$19,920	29%	$67,864
Percent of revenue	29%			29%			27%
Cost of revenue changed as follows:

	Change from December 31, 2022 to December 31, 2023	Change from December 31, 2021 to December 31, 2022
	(in thousands)
Increased payroll and related	$7,954	$10,060
Increased depreciation and amortization	4,709	1,588
Increased equity-based compensation	3,172	4,257
Increased technology costs	1,113	711
Increased facilities and infrastructure expenses	1,068	582
Increased travel and entertainment	567	1,095
Increased data costs	341	1,169
Increased outside services and contractors	310	486
Other items	109	(28)
Total change	$19,343	$19,920
The increase in cost of revenue in 2023 was primarily due to increased payroll and related costs as a result of headcount growth of additional employees across our client services, onboarding and reconciliation teams to support a larger client base and headcount growth related to the JUMP acquisition. In addition, cost of revenue increased due to increased depreciation and amortization related to the amortization of capitalized IT projects and JUMP-related intangible assets, increased equity-based compensation due to additional headcount, increased allocation of technology costs from hosting services as we completed the migration of IT applications to a cloud environment, increased allocation of facilities cost due to additional office space, increased travel and entertainment expense as employees travelled more between our office locations to support client onboarding, increased data costs to support a larger client base and higher utilization of third-party contractors in connection with operational activities.
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

Operating Expenses
Research and Development

	Year Ended December 31,
	2023	$ Change	% Change	2022	$ Change	% Change	2021
	(In thousands, except percentages)
Equity-based compensation	$24,739	$6,789	38%	$17,950	$7,541	72%	$10,409
All other research and development	99,186	23,016	30%	76,170	13,889	22%	62,281
Total research and development	$123,925	$29,805	32%	$94,120	$21,430	29%	$72,690
Percent of revenue	34%			31%			29%
Research and development expense changed as follows:

	Change from December 31, 2022 to December 31, 2023	Change from December 31, 2021 to December 31, 2022
	(in thousands)
Increased payroll and related	$13,655	$9,301
Increased technology costs	8,847	4,495
Increased equity-based compensation	6,789	7,541
Increased facilities and infrastructure expenses	1,283	591
Increased travel and entertainment costs	339	694
Decreased outside services and contractors	(893)	(985)
Decreased depreciation and amortization	(249)	(44)
Other items	34	(163)
Total change	$29,805	$21,430
The increase in research and development expense in 2023 was primarily due to increased payroll and related costs as a result of headcount growth of additional employees to focus on new offerings, headcount growth related to the JUMP acquisition and lower capitalization of payroll costs related to IT projects, offset by a tax credit related to JUMP based on research and development expenses incurred in France. In addition, research and development expense increased due to increased technology costs from higher utilization of third-party cloud computing and other third-party services as well as increased equity-based compensation due to additional headcount, increased allocation of facilities cost due to additional office space, and increased travel and entertainment costs as employees travelled more between our office locations to support new offering initiatives.
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

Sales and Marketing

	Year Ended December 31,
	2023	$ Change	% Change	2022	$ Change	% Change	2021
	(In thousands, except percentages)
Equity-based compensation	$15,843	$3,132	25%	$12,711	$5,652	80%	$7,059
All other sales and marketing	44,522	4,595	12%	39,927	7,921	25%	32,006
Total sales and marketing	$60,365	$7,727	15%	$52,638	$13,573	35%	$39,065
Percent of revenue	16%			17%			16%
Sales and marketing expense changed as follows (in thousands):

	Change from December 31, 2022 to December 31, 2023	Change from December 31, 2021 to December 31, 2022
	(in thousands)
Increased equity-based compensation	$3,132	$5,652
Increased payroll and related	2,330	5,677
Increased travel and entertainment	941	1,225
Increased (decreased) outside services and contractors	679	(1,036)
Increased technology costs	254	234
Increased facilities and infrastructure expenses	124	215
Increased depreciation and amortization	303	37
(Decreased) increased marketing	(56)	1,617
Other items	20	(48)
Total change	$7,727	$13,573
The increase in sales and marketing expense in 2023 was primarily due to increased equity-based compensation due to grants of additional awards to employees, and increased payroll and related costs as a result of the hiring of additional employees to expand sales coverage. In addition, the increase in sales and marketing expense was driven by increased travel and entertainment expense as employees travelled more between our office locations and clients to support sales and marketing initiatives, as well as higher utilization of third-party consultants to support marketing initiatives.
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
General and Administrative

	Year Ended December 31,
	2023	$ Change	% Change	2022	$ Change	% Change	2021
	(In thousands, except percentages)
Equity-based compensation	$51,650	$25,663	99%	$25,987	$11,546	80%	$14,441
All other general and administrative	41,846	4,066	11%	37,780	8,279	28%	29,501
Total general and administrative	$93,496	$29,729	47%	$63,767	$19,825	45%	$43,942
Percent of revenue	25%			21%			17%
General and administrative expense changed as follows:

	Change from December 31, 2022 to December 31, 2023	Change from December 31, 2021 to December 31, 2022
	(in thousands)
Increased equity-based compensation	$25,663	$11,546
Increased payroll and related	2,408	1,311
Increased technology costs	837	1,637
Increased (decreased) recruiting expense	789	(1,024)
Increased transaction expenses	341	1,711
Increased outside services and contractors	123	1,052
Increased travel and entertainment	56	705
(Decreased) increased insurance	(961)	1,858
(Decreased) increased accrued sales tax exposure	(69)	1,755
(Decreased) increased facilities and infrastructure expenses	(48)	104
Decreased Up-C structure expenses	—	(1,502)
Other items	590	672
Total change	$29,729	$19,825
The increase in general and administrative expense in 2023 was primarily due to increased equity-based compensation expense due to JUMP acquisition related equity awards and grant of additional awards to employees, increased payroll and related costs as a result of headcount growth. In addition, general and administrative expense increased due to higher utilization of IT services, increased recruiting costs to support key hires, increased transaction expense related to the Secondary Offerings, higher utilization of professional services supporting accounting, legal and human resources, and higher travel and entertainment expense as employees travelled between our office locations more. These increases were partially offset by decreased insurance costs for our directors and officers, reduction in our accruals for sales tax exposure as we finalize voluntary disclosure agreements with jurisdictions, and decreased allocation of facilities costs.
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

Non-Operating Expenses
Interest Expense, Net

	Year Ended December 31,
	2023	$ Change	% Change	2022	$ Change	% Change	2021
	(In thousands, except percentages)
Interest (income) expense, net	$(6,401)	$(5,264)	463%	$(1,137)	$(26,819)	(104%)	$25,682
Tax receivable agreement expense	14,396	$2,757	24%	11,639	11,639	NMF	—
Loss on extinguishment	—	$—	NMF	—	(10,303)	(100%)	10,303
Other (income) expense, net	$(1,874)	$(1,824)	3648%	(50)	(133)	(160%)	83
NMF - not meaningful
Interest (income) expense, net increased for the year ended December 31, 2023 due to increased interest income on our cash, cash equivalents and investments from higher interest rates, and higher average investment balances. The decrease in interest (income) expense, net for the year ended December 31, 2022 is due to decreased interest expense from lower borrowings under the New Credit Agreement compared with borrowings under the Previous Credit Agreement, and by increased interest income on our cash and cash equivalents from higher interest rates.
The TRA expense is incurred in the period in which we determine that it is probable and estimable that payments will be made under the terms of the TRA. Before considering the tax benefits subject to our TRA, we estimate that we would have reported taxable income in 2023 primarily due to the capitalization of research and development expenses under Section 174 and equity-based compensation expense that has either not yet met the rules for tax deductibility or has had the deduction limited under Section 162(m) of the Code. Therefore, we expect to utilize tax benefits subject to our TRA and have recorded the associated TRA expense related to the current reporting year. TRA expense increased for the year ended December 31, 2023 primarily due to higher taxable income.
The loss on extinguishment relates to a prepayment premium and unamortized debt issue costs following the repayment of borrowings under the Previous Credit Agreement in September 2021.
Other (income) expense, net relates to foreign exchange gains and losses driven by fluctuations in exchange rates, and gains and losses related to our investments.
Provision for Income Taxes

	Year Ended December 31,
	2023	2022	2021
	(In thousands, except percentages)
Provision for income taxes	$217	$1,360	$487
Percent of revenue	0%	0%	0%
Change over prior year	$(1,143)	$873
Percent change over prior year	(84)%	179%
The decrease in provision for income taxes in 2023 relates to change in the mix of foreign jurisdiction income in the period, and decreased pretax income in foreign jurisdictions.
The increase in provision for income taxes in 2022 relates to change in the mix of foreign jurisdiction income in the period and decreased equity-based compensation windfalls.
Liquidity and Capital Resources
To date, we have primarily financed our operations through cash flows from operations and financing activities.

As of December 31, 2023, we had cash, cash equivalents and investments of $317.7 million, including cash and cash equivalents of $221.8 million, short-term investments of $74.5 million and long-term investments of $21.5 million. Cash, cash equivalents and short-term investments primarily consist of highly-liquid investments in money market funds, commercial paper, U.S. agency securities, corporate debt securities and certificates of deposit. Long-term investments primarily consist of U.S. agency securities and corporate debt securities. We believe our existing cash and cash equivalents will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. Our future financing requirements will depend on many factors, including our growth rate, revenue retention rates, the timing and extent of spending to support development of our platform and any future investments or acquisitions we may make. Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Risk Factors” elsewhere in this Annual Report on Form 10-K.
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net cash provided by operating activities	$84,602	$58,005	$3,358
Net cash used in investing activities	(95,055)	(76,551)	(5,025)
Net cash provided by (used in) financing activities	(19,291)	16,229	195,288
Effect of exchange rate changes on cash and cash equivalents	785	(1,556)	(112)
Change in cash and cash equivalents during the period	$(28,959)	$(3,873)	$193,509
Cash Flows from Operating Activities
Net cash provided by operating activities of $84.6 million during 2023 was primarily the result of our net loss plus non-cash charges, including equity-based compensation, operating lease expense and depreciation and amortization offset by changes in operating assets and liabilities that decreased operating cash flow by $30.5 million. Accounts receivable increased $19.3 million, which is comprised of $14.3 million from growth in revenues and $5.0 million from the aging of receivable balances for certain customers due to deterioration in days sales outstanding which we continue to believe is collectible. Deferred commissions increased $5.1 million due to higher revenue in the year. TRA payments were $8.4 million in 2023. The remaining $3.8 million TRA liability related to 2022 is expected to be paid in the first quarter of 2024. TRA payments are presented net of $14.4 million TRA expense recognized in the year ended December 31, 2023.
Net cash provided by operating activities of $58.0 million during 2022 was primarily the result of our net loss plus non-cash charges, including equity-based compensation, tax receivable agreement expense, operating lease expense and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, increase in prepaid expenses and other assets and an increase in deferred commissions. Accounts receivable increased $19.1 million, which is comprised of $9.5 million from growth in revenues and $9.6 million from aging of receivable balances for certain customers due to short-term deterioration in days sales outstanding which we continue to believe is collectible. Prepaid expenses and other assets increased $5.0 million due to timing of payments to data vendors, and deferred commissions increased $5.8 million due to higher revenue in the year.
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

Cash Flows from Investing Activities
Net cash used in investing activities of $95.1 million during 2023 was primarily due to the purchase of $124.2 million available-for-sale investments, purchase of $3.0 million held-to-maturity investments and $5.6 million attributable to the purchase of property and equipment, including internally developed software, which was offset by $37.8 million in proceeds from the sale and maturity of investments.
Net cash used in investing activities of $76.5 million during 2022 was primarily due to $65.8 million related to the acquisition of JUMP, net of cash acquired, $3.0 million attributable to the purchase of short-term investments, and $7.8 million attributable to the purchase of property, plant and equipment, including internally developed software.
Net cash used in investing activities of $5.0 million during 2021 was attributable to the purchase of property and equipment, including internally developed software.
Cash Flows from Financing Activities
Net cash used in financing activities during 2023 was $19.3 million, of which $20.8 million was used to pay minimum tax withholding on behalf of employees related to net share settlement, $2.9 million was used for the payment of business acquisition holdback liability, $2.8 million was used in the repayment of borrowings and $2.2 million was used for the payment of tax distributions to Continuing Equity Owners, which was partially offset by $4.8 million of proceeds from the exercise of options and $4.6 million of proceeds from the employee stock purchase plan.
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
Indebtedness
For a discussion of our indebtedness, refer to Note 8 - “Credit Agreement” in the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K.
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
We believe the following accounting policies contain the more significant judgments and estimates used in the preparation of our consolidated financial statements:
•Revenue recognition
•Equity-based compensation
•Income taxes
•Tax receivable agreement

Revenue Recognition
We earn revenues primarily from providing access to our SaaS platform solution to our customers, services that support the implementation on the SaaS platform, selling perpetual and term-based software licenses and providing maintenance and support and professional services under contracts with customers. We recognize revenue when performance obligations are satisfied under the terms of the contract in an amount that reflects the consideration we expect to receive in exchange for the services or licenses. We determined the appropriate amount of revenue to be recognized using the following steps: (i) identification of contracts with customers, (ii) identification of the performance obligations in the contract, (iii) determination of transaction price, (iv) allocation of contract transaction price to the performance obligations, and (v) recognition of revenue when or as a performance obligation is satisfied. Contracts often contain more than one performance obligation. Performance obligations are the unit of accounting for revenue recognition and generally represent the distinct services that are promised to the customer.
SaaS
We typically bill our SaaS customers monthly in arrears based on a percentage of the average of the daily value of the assets within a customer’s accounts on the platform. Payment terms may vary by contract but generally include a requirement of payment within 30 days following the month in which services were provided.
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
Equity-Based Compensation
We measure and recognize equity-based compensation expense for instruments based on the estimated fair value of equity-based awards on the date of grant using the Black-Scholes option-pricing model for options and the fair value of the equity on the date of grant for RSUs. We recognize equity-based compensation expense over the requisite service period on a straight-line basis, which is generally consistent with the vesting of the awards, based on the estimated fair value of the equity-based awards issued to employees and directors. Equity-based compensation that vests on a performance event, such as annual targets for the Company, begins to be recognized at the date that the performance event becomes probable, and compensation expense is recognized through a cumulative catch-up, if necessary, then ratably over each performance period. If there are any modifications of equity-based awards, we may be required to accelerate, increase, decrease or reverse any equity-based compensation expense on the unvested awards. The Company records forfeitures when they occur for all equity-based awards.

Income Taxes
We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred income taxes are recognized for the expected future tax consequences attributable to temporary differences between the carrying amount of the existing tax assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied in the years in which temporary differences are expected to be recovered or settled. The principal items giving rise to temporary differences are basis differences due to exchange transactions, loss and tax credit carryforwards, equity-based compensation, and intangible asset amortization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent we believe it is more likely than not that they will not be realized. We consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under tax law, and results of recent operations. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that in the foreseeable future, sufficient positive evidence may become available that results in a conclusion that all or a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets, the recognition of the TRA liability, a decrease to income tax expense, and an increase to non-operating expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
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
Tax Receivable Agreement
In connection with the IPO and related transactions, we entered into a TRA that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, from any redemptions or exchanges of CWAN Holdings units. We expect to benefit from the remaining 15% of any tax benefits that we may actually realize.
We account for amounts payable under the TRA in two parts. The first is to accrue the TRA liability that has been incurred as of the balance sheet date. The second is to record the TRA liability related to all future years that is probable and reasonably estimable. We determine the amount that is probable and reasonably estimable by mirroring the net deferred tax asset balance such that the TRA liability is 85% of the net deferred tax asset balance. As long as there is a valuation allowance on the deferred tax assets related to the TRA, the TRA liability related to all future years will be zero.
As noted above, there is a reasonable possibility that in the foreseeable future, sufficient positive evidence may become available that results in a conclusion that all or a portion of the valuation allowance will no longer be needed. As such, in the foreseeable future we may recognize all or a portion of the TRA liability related to future years, which would result in an increase in non-operating expense in the period recorded.
Recently Issued Accounting Pronouncements
Refer to Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
AUM Market Price Risk
The vast majority of our revenue is derived from fees that are primarily based on the amount of assets on our platform. These fees are stated in basis points, or 1/100th of 1%. Though in substantially all cases we charge a minimum or base fee regardless of the assets that are loaded onto our platform, our revenues fluctuate based on the value of the assets that our clients maintain on our platform. A total of $7.3 trillion and $6.4 trillion of assets was loaded on our platform as of December 31, 2023 and 2022, respectively. Movements in funds invested between different securities or fluctuations in securities prices or investment performance could cause the value of AUM to decline, which would result in lower fees we receive from our clients.
Interest Rate Risk
We have interest rate risk relating to debt and associated interest expense under the New Credit Agreement, which has been amended to be indexed to the Secured Overnight Financing Rate (“SOFR”). At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical increase or decrease in SOFR of 100 basis points would increase or decrease, respectively, our interest expense or income by approximately $0.2 million on an annual basis, based on our $48.8 million debt balance under the New Credit Agreement at December 31, 2023.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Clearwater Analytics Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 10 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2022 due to the adoption of Accounting Standard Update No. 2016-02, Leases (Topic 842).
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of deferred tax assets recorded for exchange transactions
As discussed in Notes 1 and 16 to the consolidated financial statements, the Company holds an economic interest in CWAN Holdings, LLC (CWAN Holdings) and consolidates the financial position and results of CWAN Holdings. The Company is the sole managing member of CWAN Holdings. CWAN Holdings is treated as a partnership for U.S. federal income tax purposes with the Continuing Equity Owners of CWAN Holdings owning a non-controlling interest. The Continuing Equity Owners have the right to exchange CWAN Holdings partnership interests, along with an equal number of the Company’s Class B or C Common Stock shares, for the Company’s Class A or D Common Stock shares. Upon such an exchange, the Company is treated as purchasing an additional interest in CWAN Holdings from the Continuing Equity Owners in a taxable exchange. The exchange generates deferred tax assets as a result of an increase in tax basis for the Company. As of December 31, 2023, the Company reported $409,924 thousand of deferred tax assets related to its

Investment in Partnership, a portion of which relates to these exchanges. The Company has recorded a full valuation allowance against this amount.
We identified the evaluation of deferred tax assets recorded for exchange transactions as a critical audit matter. Complex auditor judgment, including specialized skills and knowledge, was required to evaluate the application of the income tax law and the calculation of tax basis within management’s model to determine the deferred tax assets generated in exchange transactions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the deferred tax calculation. This included an internal control over the Company’s calculation of the deferred tax assets generated in exchange transactions. We involved tax professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s application of income tax law related to the tax basis in the interest acquired from the Continuing Equity Owners in exchange transactions
•performing an independent calculation of the tax basis in the interest acquired from the Continuing Equity Owners in exchange transactions and comparing it to the Company’s calculation.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Boise, Idaho
February 29, 2024

Clearwater Analytics Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share amounts and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$221,765	$250,724
Short-term investments	74,457	4,890
Accounts receivable, net	92,091	72,575
Prepaid expenses and other current assets	27,683	28,157
Total current assets	415,996	356,346
Property and equipment, net	15,349	15,064
Operating lease right-of-use assets, net	22,554	24,114
Deferred contract costs, non-current	6,439	6,563
Debt issuance costs - line of credit	533	728
Other non-current assets	4,907	5,880
Intangible assets, net	26,132	29,456
Goodwill	45,338	43,791
Long-term investments	21,495	—
Total assets	$558,743	$481,942
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,062	$3,092
Accrued expenses and other current liabilities	49,535	42,119
Notes payable, current portion	2,750	2,750
Operating lease liability, current portion	6,551	5,851
Tax receivable agreement liability	18,894	12,200
Total current liabilities	80,792	66,012
Notes payable, less current maturities and unamortized debt issuance costs	45,828	48,492
Operating lease liability, less current portion	16,948	19,505
Other long-term liabilities	5,518	9,547
Total liabilities	149,086	143,556
Commitments and contingencies (Note 11)
Stockholders' Equity
Class A common stock, par value $0.001 per share; 1,500,000,000 shares authorized, 127,604,185 shares issued and outstanding as of December 31, 2023, 61,148,890 shares issued and outstanding as of December 31, 2022	128	61
Class B common stock, par value $0.001 per share; 500,000,000 shares authorized, 111,191 shares issued and outstanding as of December 31, 2023, 1,439,251 shares issued and outstanding as of December 31, 2022	—	1
Class C common stock, par value $0.001 per share; 500,000,000 shares authorized, 32,684,156 shares issued and outstanding as of December 31, 2023, 47,377,587 shares issued and outstanding as of December 31, 2022	33	47
Class D common stock, par value $0.001 per share; 500,000,000 shares authorized, 82,955,977 shares issued and outstanding as of December 31, 2023, 130,083,755 shares issued and outstanding as of December 31, 2022	83	130
Additional paid-in-capital	532,507	455,320
Accumulated other comprehensive income	2,909	609
Accumulated deficit	(181,331)	(186,647)
Total stockholders' equity attributable to Clearwater Analytics Holdings, Inc.	354,329	269,521
Non-controlling interests	55,328	68,865
Total stockholders' equity	409,657	338,386
Total liabilities and stockholders' equity	$558,743	$481,942
The accompanying notes are an integral part of these consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except share amounts and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue	$368,168	$303,426	$252,022
Cost of revenue(2)	107,127	87,784	67,864
Gross profit	261,041	215,642	184,158
Operating expenses:
Research and development(2)	123,925	94,120	72,690
Sales and marketing(2)	60,365	52,638	39,065
General and administrative(2)	93,496	63,767	43,942
Total operating expenses	277,786	210,525	155,697
Income (loss) from operations	(16,745)	5,117	28,461
Interest (income) expense, net	(6,401)	(1,137)	25,682
Tax receivable agreement expense	14,396	11,639	—
Loss on debt extinguishment	—	—	10,303
Other (income) expense, net	(1,874)	(50)	83
Loss before income taxes	(22,866)	(5,335)	(7,607)
Provision for income taxes	217	1,360	487
Net loss	(23,083)	(6,695)	(8,094)
Less: Net income (loss) attributable to non-controlling interests	(1,456)	1,272	119
Net loss attributable to Clearwater Analytics Holdings, Inc.	$(21,627)	$(7,967)	$(8,213)

Net loss per share attributable to Class A and Class D common stock (Note 13)(1):
Basic and diluted	$(0.11)	$(0.04)	$(0.05)

Weighted average shares of Class A and Class D common stock outstanding:
Basic and diluted	199,691,873	185,560,683	177,680,507
(1)Basic and diluted net loss per share of Class A and Class D common stock is applicable only for the period from September 24, 2021 to December 31, 2023, which is the period following our initial public offering and related transactions.
(2)Amounts include equity-based compensation as follows:

Cost of revenue	$12,215	$9,043	$4,786
Operating expenses:
Research and development	24,739	17,950	10,409
Sales and marketing	15,843	12,711	7,059
General and administrative	51,650	25,987	14,441
Total equity-based compensation expense	$104,447	$65,691	$36,695
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(23,083)	$(6,695)	$(8,094)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	2,744	824	(102)
Unrealized gain on investments	42	—	—
Comprehensive loss	$(20,297)	$(5,871)	$(8,196)
Less: Comprehensive income (loss) attributable to non-controlling interests	(970)	1,453	17
Comprehensive loss attributable to Clearwater Analytics Holdings, Inc.	$(19,327)	$(7,324)	$(8,213)
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity (Deficit)
(In thousands, except share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2022	61,148,890	$61	1,439,251	$1	47,377,587	$47	130,083,755	$130	$455,320	$609	$(186,647)	$68,865	$338,386
Exercise of options to purchase common stock	3,016,765	3	—	—	—	—	—	—	3,910	—	—	825	4,738
Restricted stock units released	1,966,153	2	—	—	—	—	—	—	—	—	—	—	2
Shares withheld for tax obligations	(2,014,074)	(2)	—	—	—	—	—	—	(17,157)	—	—	(3,625)	(20,784)
ESPP shares issued	337,182	—	—	—	—	—	—	—	3,788	—	—	800	4,588
Equity-based compensation	—	—	—	—	—	—	—	—	86,647	—	—	18,310	104,957
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	2,265	—	479	2,744
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	35	—	7	42
Net loss	—	—	—	—	—	—	—	—	—	—	(21,627)	(1,456)	(23,083)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(1,933)	(1,933)
Effect of LLC unit exchanges	63,149,269	63	(1,328,060)	(1)	(14,693,431)	(15)	(47,127,778)	(47)	—	—	26,944	(26,944)	—
Balance at December 31, 2023	127,604,185	$128	111,191	$—	32,684,156	$33	82,955,977	$83	$532,507	$2,909	$(181,331)	$55,328	$409,657
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity (Deficit)
(In thousands, except share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2021	47,948,888	$48	11,151,110	$11	47,377,587	$47	130,083,755	$130	$388,591	$(34)	$(191,926)	$65,001	$261,868
Exercise of options to purchase common stock	2,747,332	3	—	—	—	—	—	—	14,261	—	—	4,020	18,284
Restricted stock units released	588,854	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for tax obligations	(196,961)	—	—	—	—	—	—	—	(2,487)	—	—	(702)	(3,189)
ESPP shares issued	348,918	—	—	—	—	—	—	—	3,288	—	—	927	4,215
Equity-based compensation	—	—	—	—	—	—	—	—	51,667	—	—	14,569	66,236
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	643	—	181	824
Net loss	—	—	—	—	—	—	—	—	—	—	(7,967)	1,272	(6,695)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(3,157)	(3,157)
Effect of LLC unit exchanges	9,711,859	10	(9,711,859)	(10)	—	—	—	—	—	—	13,246	(13,246)	—
Balance at December 31, 2022	61,148,890	$61	1,439,251	$1	47,377,587	$47	130,083,755	$130	$455,320	$609	$(186,647)	$68,865	$338,386
The accompanying notes are an integral part of these consolidated financial statements.

		Clearwater Analytics Holdings, Inc. Stockholders' Equity								Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity/ members' deficit
	CWAN Holdings, LLC (Prior to Transactions) Members' Deficit	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount
Balance at December 31, 2020	$(245,806)	—	—	—	—	—	—	—	—	$(98,860)	$58	—	—	$(344,608)
Activity prior to the Transactions
Issuance of common units	—	—	—	—	—	—	—	—	—	1,560	—	—	—	1,560
Repurchase of common units	—	—	—	—	—	—	—	—	—	(626)	—	—	—	(626)
Exercise of options to purchase common units	—	—	—	—	—	—	—	—	—	259	—	—	—	259
Options withheld for minimum tax obligations for net unit settlement	—	—	—	—	—	—	—	—	—	(2,185)	—	—	—	(2,185)
Equity-based compensation	—	—	—	—	—	—	—	—	—	17,981	—	—	—	17,981
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(101)	—	—	(101)
Net income	2,829	—	—	—	—	—	—	—	—	—	—	—	—	2,829
Effect of the Transactions
Effect of organizational transactions	242,977	12,866,089	13	11,151,110	11	47,377,587	47	130,083,755	130	—	—	(243,178)	—	—
Issuance of Class A common stock sold in initial public offering, net of underwriting discounts and offering costs	—	34,500,000	35	—	—	—	—	—	—	576,809	—	—	—	576,844
Allocation of equity to non-controlling interest	—	—	—	—	—	—	—	—	—	(122,753)	11	60,258	62,484	—
Activity subsequent to the Transactions
Exercise of options to purchase common stock	—	582,799	1	—	—	—	—	—	—	1,935	—	—	636	2,571
Equity-based compensation	—	—	—	—	—	—	—	—	—	14,472	—	—	4,758	19,230
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(2)	—	1	(1)
Net loss	—	—	—	—	—	—	—	—	—	—	—	(8,213)	(2,710)	(10,923)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	—	(169)	(169)
Tax adjustments related to organizational transactions	—	—	—	—	—	—	—	—	—	—	—	(793)	—	(793)
Balance at December 31, 2021	$—	47,948,888	$48	11,151,110	$11	47,377,587	$47	130,083,755	$130	$388,591	$(34)	$(191,926)	$65,001	261,868
The accompanying notes are an integral part of these consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net loss	$(23,083)	$(6,695)	$(8,094)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,929	5,139	3,493
Noncash operating lease cost	7,619	5,950	—
Equity-based compensation	104,447	65,691	36,695
Amortization of deferred contract acquisition costs	4,763	4,327	3,385
Amortization of debt issuance costs, included in interest expense	280	279	1,545
Debt extinguishment costs	—	—	10,303
Deferred tax benefit	(1,665)	(803)	(675)
Accretion of discount on investments	(1,474)	—	—
Realized gain on investments	(89)	—	—
Changes in operating assets and liabilities, excluding the impact of business acquisitions:
Accounts receivable, net	(19,298)	(19,098)	(17,308)
Prepaid expenses and other assets	1,151	(4,956)	(13,136)
Deferred contract acquisition costs	(5,067)	(5,845)	(5,161)
Accounts payable	(115)	1,609	361
Accrued expenses and other liabilities	1,204	207	(8,050)
Tax receivable agreement liability	6,000	12,200	—
Net cash provided by operating activities	84,602	58,005	3,358
INVESTING ACTIVITIES
Purchases of property and equipment	(5,624)	(7,758)	(5,025)
Purchase of held to maturity investments	(3,004)	(3,000)	—
Purchase of available-for-sale investments	(124,178)	—	—
Proceeds from sale of available-for-sale investments	5,950	—	—
Proceeds from maturities of investments	31,801	—	—
Acquisition of business, net of cash acquired	—	(65,793)	—
Net cash used in investing activities	(95,055)	(76,551)	(5,025)
FINANCING ACTIVITIES
Proceeds from issuance of common unit options	—	—	1,560
Proceeds from exercise of options	4,738	18,284	2,830
Taxes paid related to net share settlement of equity awards	(20,784)	(3,189)	(2,185)
Repurchase of common units	—	—	(626)
Proceeds from employee stock purchase plan	4,588	4,215	—
Repayments of borrowings	(2,749)	(2,750)	(434,919)
Payments of costs associated with early repayment of debt	—	—	(2,029)
Proceeds from borrowings	—	—	55,000
Payment of debt issuance costs	—	—	(1,400)
Proceeds from initial public offering, net of underwriting discounts	—	—	582,188
Payment of costs associated with offering	—	(214)	(5,131)
Payment of tax distributions	(2,184)	(117)	—
Payment of business acquisition holdback liability	(2,900)	—	—
Net cash provided by (used in) financing activities	(19,291)	16,229	195,288
Effect of exchange rate changes on cash and cash equivalents	785	(1,556)	(112)
Change in cash and cash equivalents during the period	(28,959)	(3,873)	193,509
Cash and cash equivalents, beginning of period	250,724	254,597	61,088
Cash and cash equivalents, end of period	$221,765	$250,724	$254,597
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,454	$1,395	$26,113
Cash paid for income taxes	$2,432	$2,044	$802
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment included in accounts payable and accrued expense	$435	$350	$322
Business acquisition holdback liability included in accrued expense and other long-term liabilities	$—	$6,999	$—
Direct costs incurred with the offering included in accrued expense	$—	$—	$214
Tax distributions payable to Continuing Equity Owners included in accrued expenses	$2,945	$3,196	$169
Tax liability related to organizational transaction included in accrued expenses	$—	$—	$793

The accompanying notes are an integral part of these consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Notes to Consolidated Financial Statements
Note 1. Organization and Description of Business
Clearwater Analytics Holdings, Inc. (the “Company” or “Clearwater”) was incorporated as a Delaware corporation on May 18, 2021 as a holding company for the purpose of facilitating the IPO and other related transactions in order to carry on the business of the Company. Prior to the IPO, all business operations were conducted through Carbon Analytics Holdings, LLC, which changed its name to CWAN Holdings, LLC (“CWAN Holdings”) in connection with the IPO. Clearwater provides a SaaS solution for automated investment data aggregation, reconciliation, accounting and reporting services to insurers, investment managers, corporations, institutional investors and government entities. Following the IPO, Clearwater’s principal asset consists of ownership of common units in CWAN Holdings. As the sole managing member of CWAN Holdings, Clearwater operates and controls all the business operations of the Company. Our corporate structure following the IPO, as described above, is commonly referred to as an “Up-C” structure.
The Company’s headquarters are located in Boise, ID, and we operate in five offices throughout the U.S. and seven offices internationally.
Initial Public Offering
On September 28, 2021, the Company completed the IPO, in which it sold 34,500,000 shares of Class A common stock (including shares issued pursuant to the exercise in full of the underwriters’ option to purchase additional shares) at a public offering price of $18.00 per share for net proceeds of $582.2 million, after deducting underwriting discounts of $38.8 million (but excluding other offering expenses of $5.3 million). The Company used proceeds from the IPO to (i) purchase 34,500,000 common units of CWAN Holdings (“LLC interests”); (ii) repay approximately $437.4 million of outstanding borrowings under the credit agreement with Ares Capital Corporation and Golub Capital LLC (the “Previous Credit Agreement”) including prepayment premiums and accrued interest; and (iii) pay $5.3 million of expenses related to the IPO, with the remaining proceeds intended to be used for general corporate purposes.
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
•the mergers of Blocker Entities into Clearwater Analytics Holdings, Inc and the issuance of Class A common stock, Class B common stock, Class C common stock, and Class D common stock to Blocker Shareholders and the Continuing Equity Owners. Blocker Entities refers to entities affiliated with certain of the Continuing Equity Owners, each of which was a direct or indirect owner of LLC Interests in CWAN Holdings prior to the Transactions and was taxable as a corporation for U.S. federal income tax purposes, and Blocker Shareholders refers to entities affiliated with certain of the Continuing Equity Owners, each of which was an owner of one or more of the Blocker Entities prior to the Transactions, which exchanged their interests in the Blocker Entities for shares of our Class A common stock, in the case of Continuing Equity Owners other than the Principal Equity Owners, and for shares of our Class D common stock, in the case of the Principal Equity Owners, in connection with the consummation of the Transactions;
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
•the execution of the Tax Receivable Agreement, by and among Clearwater, CWAN Holdings and the other parties thereto (the “Tax Receivable Agreement” or “TRA”) (Note 17).
As of December 31, 2023, the Company owns 86.5% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class B and Class C common stock own the remaining 13.5% of the interests in CWAN Holdings. The attributes of the Company's classes of common stock are summarized in the following table:

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
Items subject to estimates and assumptions include the useful lives and recoverability of long-lived assets, the average period of benefit associated with deferred contract costs, sales reserves, the incremental borrowing rate applied in lease accounting, the fair value and probability of achieving performance conditions of equity awards, business combinations, tax valuation allowance and probability of making payments under the TRA, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgments about the carrying values of assets and liabilities, and measurement of revenues and expenses. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s consolidated financial statements will be affected.
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
The Company typically bills its customers for SaaS services monthly in arrears based on a percentage of the average of the daily value of the assets within a customer’s accounts on the platform, subject to a base fee, or based on a fixed monthly base fee. Payment terms may vary by contract but generally include a requirement of payment within 30 days following the month in which services were provided.
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
License revenue is recognized when software is delivered and other revenue recognition criteria are satisfied, was $6.6 million, $0.9 million and $0.0 million in the years ended December 31, 2023, 2022 and 2021, respectively.
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
Recoverability of these costs is subject to various business risks. The Company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. No impairment losses were recognized during the years ended December 31, 2023, 2022 and 2021.
Contract Assets
Our multi-year licenses are typically invoiced annually in advance. Contract assets (as reflected in prepaid expenses and other current assets, and non-current assets - see Note 7 to these Financial Statements) are recorded upon delivery or the license being made available to the customer, to the extent we have an unconditional right to receive payment in the future related to those licenses. The non-current portion relates to unbilled receivables from multi-year license contracts.

Deferred Revenue
Deferred revenue (as reflected in accrued expenses and other current liabilities – see Note 7 to these Financial Statements) generally consists of non-refundable fees invoiced during the period in which the Company is performing set-up activities for the SaaS solution, and maintenance and support services for licenses. Deferred revenue that will be recognized during the succeeding twelve-month period is recorded as current deferred revenue.
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
During the years ended December 31, 2023, 2022 and 2021, the Company did not have any clients that contributed more than 10% of revenue. As of December 31, 2023 and 2022, the Company did not have any clients that accounted for 10% or more of total accounts receivable.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, accrued liabilities and notes payable. Cash equivalents are stated at carrying value, which approximates fair value as of the balance sheet dates, due to the short period of time to maturity. Investments include money market funds, commercial paper, U.S. agency securities, corporate debt securities and certificates of deposit. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying amounts reported in the consolidated balance sheets for the Company’s notes payable approximates fair value because the interest rate is variable and reflects current market values. As of December 31, 2023 and December 31, 2022, the Company has not elected the fair value option for any financial assets or liabilities for which such an election would have been permitted.
The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires the use of observable inputs and minimizes the use of unobservable inputs. The Company defines fair value as the price that would be received from selling an asset or paid by the Company to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level I – Quoted prices in active markets for identical assets or liabilities.
•Level II – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level III – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
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
Available-for-sale securities consist of commercial paper, U.S. agency securities and corporate debt securities. Available-for-sale investments are recorded at fair value, and unrealized gains or losses related to changes in fair value between periods are reported in accumulated other comprehensive income. Realized gains or losses related to available-for-sale investments are reported in earnings. Realized gains or losses were not material during the year ended December 31, 2023.
If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates the security for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other (income) expense, net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other (income) expense, net in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. As of December 31, 2023 and December 31, 2022, no allowance of credit losses related to our available-for-sale investments was recorded. Unrealized losses not resulting from credit losses are recorded through accumulated other comprehensive income.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate. If a long-lived asset is considered impaired, the impairment equals the amount by which the carrying value of the asset exceeds its fair value. During the year ended December 31, 2023 there were no impairment losses. During the years ended December 31, 2022 and 2021, we recorded an impairment loss of $0.1 million, and $0.5 million, respectively. The impairment losses recorded in 2022 and 2021 related to abandoned capitalized software projects (See Note 7 to these Financial Statements).
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
Equity-Based Compensation
The Company measures and recognizes equity-based compensation expense for stock options based on the estimated fair value of equity-based awards on the date of grant using the Black-Scholes option-pricing model for options and the fair value of the equity on the date of grant for RSUs. The Company recognizes equity-based compensation expense over the requisite service period on a straight-line basis, which is generally consistent with the vesting of the awards, based on the estimated fair value of the equity-based awards issued to employees and directors. Equity-based compensation that vests on a performance event, such as annual targets for the Company, begins to be recognized at the date that the performance event becomes probable, and compensation expense is recognized through a cumulative catch-up if necessary, then ratably over each performance period. If there are any modifications of equity-based awards, the Company may be required to accelerate, increase, decrease, or reverse any equity-based compensation expense on the unvested awards. The Company records forfeitures when they occur for all equity-based awards.
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

Tax Receivable Agreement
In connection with the IPO and related transactions, we entered into a TRA that provides for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, from any redemptions or exchanges of CWAN Holdings units. We expect to benefit from the remaining 15% of any tax benefits that we may actually realize.
We account for amounts payable under the TRA in two parts. The first is to accrue the TRA liability that has been incurred as of the balance sheet date. The second is to record the TRA liability related to all future years that is probable and reasonably estimable. We determine the amount that is probable and reasonably estimable by mirroring the net deferred tax asset balance such that the TRA liability is 85% of the net deferred tax asset balance. As long as there is a full valuation allowance on the deferred tax assets related to the TRA, the TRA liability related to all future years will be zero.
Debt Issuance Costs
Debt issuance costs are amortized over the period the related obligation is outstanding using the effective interest method. Debt issuance costs related to the term note are included within notes payable on the consolidated balance sheet. Debt issuance costs associated with the line of credit are included as a non-current asset on the consolidated balance sheets. Amortization of debt issuance costs are included in interest (income) expense, net in the consolidated statements of operations.
Comprehensive Loss
Comprehensive loss is comprised of two elements: net loss and other comprehensive loss. Other comprehensive loss refers to losses that are recorded as an element of stockholders’ equity but are excluded from the Company’s net loss. For all periods presented, the Company’s other comprehensive loss is comprised of foreign currency translation adjustments related to its foreign subsidiaries and unrealized gains on investments.
Foreign Currency
The functional currencies of the Company’s foreign subsidiaries are their local currencies. The assets and liabilities of the Company’s foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment is recorded as a component of accumulated other comprehensive income in stockholders' equity.
The Company has transactions in foreign currencies other than the functional currency. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time the transactions occur. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. Foreign currency gains and losses resulting from transactions denominated in a currency other than the functional currency are included in other (income) expense, net in the consolidated statements of operations. During the years ended December 31, 2023, 2022 and 2021, the Company recognized net foreign currency gains (losses) of $0.7 million, $0.1 million, and ($0.1) million, respectively.
Non-Controlling Interests
The non-controlling interests balance represents the economic interests in CWAN Holdings held by Continuing Equity Owners, based on the portion of Class B and Class C common stock owned by Continuing Equity Owners. Income or loss is attributed to the non-controlling interests based on the weighted-average Class B and Class C common stock outstanding during the period. As of December 31, 2023, the non-controlling interests owned 13.5% of CWAN Holdings. The non-controlling interests' ownership percentage can fluctuate over time as Continuing Equity Owners elect to exchange Class B and Class C common stock for Class A and Class D common stock of Clearwater Analytics Holdings, Inc.
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
Intangible Assets
Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Finite-lived intangible assets are evaluated for impairment when impairment indicators are present. No impairment charge was recorded for the years ended December 31, 2023 and 2022.
Impairment of Goodwill
Goodwill is evaluated for impairment on an annual basis in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We have elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount, including goodwill. If we determine that it is more likely than not that the fair value is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount exceeds its fair value, we will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No impairment charge was recorded for the years ended December 31, 2023 and 2022.
Recently Issued Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company is currently in the process of evaluating the effects of this pronouncement on our related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.

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
For Licenses, the Company's remaining performance obligations represent the transaction price allocated to maintenance and support performance obligations that have yet to be satisfied. The following table includes estimated revenue expected to be recognized in the future related to maintenance and support performance obligations that are partially satisfied (in thousands):

	Total	2024	2025	2026	2027	2028 and Thereafter
Revenue expected to be recognized in the future as of December 31, 2023	$3,098	$1,339	$762	$550	$283	$164
Of the total revenue recognized for the year ended December 31, 2023, $1.1 million was included in the deferred revenue balance as of December 31, 2022 related to our SaaS solution. Of the total revenue recognized for the year ended December 31, 2022, $0.4 million was included in deferred revenue balance as of December 31, 2021, related to both our SaaS solution and performance and maintenance services for licenses.
Contract asset balances classified as current are $2.8 million and $2.5 million as of December 31, 2023 and December 31, 2022, respectively. Contract asset balances classified as non-current are $1.9 million and $1.2 million as of December 31, 2023 and December 31, 2022, respectively.
Revenue by geography as presented in Note 15, Segment and Geographic Information is determined based on the billing address of the customer.
Note 4. Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets measured at fair value as of December 31, 2023 and December 31, 2022 in accordance with the fair value hierarchy (in thousands):

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$24,247	$—	$—	$24,247	$24,247	$—	$—
Level 1:
Money market funds	$190,610	$—	$—	$190,610	$190,610	$—	$—
Level 2:
Treasury bills	$1,485	$—	$(2)	$1,483	$—	$1,483	$—
US government bond	$9,553	$20	$(11)	$9,562	$—	$4,387	$5,175
U.S. agency securities	$23,843	$2	$(22)	$23,823	$—	$23,823	$—
Commercial paper	$16,983	$9	$(1)	$16,991	$6,908	$10,083	$—
Corporate debt securities	$47,951	$91	$(45)	$47,997	$—	$31,677	$16,320
Certificates of deposit	$3,004	$—	$—	$3,004	$—	$3,004	$—
Subtotal	$102,819	$122	$(80)	$102,860	$6,908	$74,457	$21,495
Total	$317,676	$122	$(80)	$317,717	$221,765	$74,457	$21,495

	December 31, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$7,337	$—	$—	$7,337	$7,337	$—	$—
Level 1:
Money market funds	$243,387	$—	$—	$243,387	$243,387	$—	$—
Level 2:
Certificates of deposit	$3,000	$—	$—	$3,000	$—	$3,000	$—
Non-US Treasury securities	$1,890	$—	$—	$1,890	$—	$1,890	$—
Subtotal	$4,890	$—	$—	$4,890	$—	$4,890	$—
Total	$255,614	$—	$—	$255,614	$250,724	$4,890	$—
As of December 31, 2023, the fair value of the available-for-sale (“AFS”) securities is $99.9 million and $3.0 million for the held-to-maturity (“HTM”) security. Of the $99.9 million AFS securities, $78.4 million are due within one year, and $21.5 million are due after one year through five years. The $3.0 million HTM security is due within one year. During the years ended December 31, 2023 and 2022, there were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy.
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
We have accounted for this transaction as a business combination and allocated the fair value of the consideration to the tangible and intangible assets acquired as well as liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities was recorded as goodwill. The allocated fair value is summarized as follows (in thousands):

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

Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating JUMP Technology into our platform and strengthening our ability to serve a global customer base and accelerate delivery of solutions to investment management companies. The goodwill is not deductible for income tax purposes.
The following table presents details of the fair values of identified intangible assets acquired (in thousands, except years):

	Fair Value	Estimated Useful Life
Developed technology	$24,317	7 years
Customer relationships	4,261	13 years
Trade name / Trademarks	312	2 years
Total	$28,890
The identified intangible assets are measured at fair value as Level III in accordance with the fair value hierarchy.
Revenue of $2.7 million and net income of $1.1 million is included in our consolidated statements of operations for the year ended December 31, 2022. Pro forma information has not been presented as disclosure is impracticable due to JUMP’s historical financial statements not being prepared in accordance with US GAAP.
A total of 3,200,000 RSU equity awards were granted to JUMP employees on November 30, 2022 and are recognized separately from the acquisition of assets and assumptions of liabilities related to JUMP. The Company estimated the fair value of each RSU awarded using the closing price of the Company's shares on the NYSE on November 30, 2022. The RSUs are either subject to time-based vesting conditions and vest over four years, or were subject to performance-based vesting and vest upon achievement of targets tied to annual revenue growth in 2023. The performance criteria was not achieved and therefore no equity-based compensation expense was recognized related to the performance-based units during the year ended December 31, 2023, and $0.7 million of equity-based compensation recognized in the year ended December 31, 2022 was reversed in 2023. A total of $1.4 million equity-based compensation related to JUMP employees is recorded in research and development expenses for the year ended December 31, 2023. A total of $11.8 million equity-based compensation related to JUMP employees is recorded in general and administrative expenses for the year ended December 31, 2023.
Note 6. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the year ended December 31, 2023 (in thousands):

Amount
Balance as of December 31, 2022	$43,791
Purchase accounting adjustment	253
Foreign currency translation adjustments	1,294
Balance as of December 31, 2023	$45,338

Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$25,829	$(3,997)	$21,832	5.9
Customer relationships	4,526	(377)	4,149	11.9
Trade name / Trademarks	331	(179)	152	0.9
Total intangible assets	$30,686	$(4,553)	$26,132

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$25,086	$(305)	$24,781	6.9
Customer relationships	4,395	(29)	4,366	12.9
Trade name / Trademarks	322	(13)	309	1.9
Total intangible assets	$29,803	$(347)	$29,456
We recognized amortization expense of $4.3 million and $0.4 million for the years ended December 31, 2023 and December 31, 2022, respectively.
The following table summarizes estimated future amortization expense of our intangible assets as of December 31, 2023 (in thousands):

	Fiscal Years
	Total	2024	2025	2026	2027	2028 and Thereafter
Total future amortization expense	$26,132	$4,190	$4,038	$4,038	$4,038	$9,828
Note 7. Balance Sheet Components
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2023	2022
Unbilled accounts receivable	$46,595	$30,963
Billed accounts receivable	45,805	41,718
Allowance for doubtful accounts and reserves	(309)	(106)
Accounts receivable, net	$92,091	$72,575
The majority of invoices included within the unbilled accounts receivable balance are issued within the first few days of the month directly following the period of service.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$11,225	$12,551
Deferred contract costs, current portion	4,644	4,215
Prepaid management fee to Principal Equity Owners	2,009	2,396
Contract assets	2,772	2,518
Tax receivable	4,382	2,602
Other receivable	1,692	1,540
Other current assets	959	2,335
Prepaid expense and other current assets	$27,683	$28,157
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Computer equipment	$11,924	$12,794
Leasehold improvements	3,904	3,575
Furniture and fixtures	1,342	1,207
Internally developed software	15,954	11,561
Construction in progress	497	379
Total property and equipment	33,620	29,516
Less: accumulated depreciation	(18,271)	(14,452)
Total property and equipment, net	$15,349	$15,064
Internally developed software includes $0.5 million of capitalized equity-based compensation for each of the years ended December 31, 2023, 2022 and 2021. Depreciation expense was $5.7 million, $4.8 million and $3.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. For the year ended December 31, 2022, depreciation expense includes $0.1 million of impairment losses related to abandoned in process capitalized software projects that are recorded within research and development expense. We determined that these software projects would not generate future cash flows through use or disposal to a third party and, as such, the fair value as of December 31, 2022 was $0.
Other Non-current Assets
Other Non-current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid management fee to Principal Equity Owners	$—	$2,009
Long term deposits	1,290	861
Long term contract asset	1,909	1,191
Prepaid IT services	364	259
Deferred tax asset	1,344	1,560
Other non-current assets	$4,907	$5,880

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrued sales tax exposure	$339	$408
Accrued interest	622	548
Accrued bonus	11,808	10,005
Accrued vendor liabilities	6,883	4,811
Accrued benefits and retirement	10,329	10,566
Acquisition holdback liability	4,679	3,770
Deferred revenue	2,766	1,185
Accrued commissions	3,415	2,709
Income tax payable	456	920
Tax distributions payable to Continuing Equity Owners	2,945	3,196
Other current liabilities	5,293	4,001
Accrued expenses and other liabilities	$49,535	$42,119
Other Long-term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Asset retirement obligation	$161	$119
Acquisition holdback liability	—	3,496
Deferred tax liabilities	5,356	5,932
Other long-term liabilities	$5,518	$9,547
Note 8. Credit Agreement
New Credit Agreement
In connection with the closing of the IPO, Clearwater Analytics, LLC (the “Borrower”) entered into a credit agreement (the “New Credit Agreement”) with JPMorgan Chase Bank, N.A., that included a $55 million term loan facility (the “New Term Loan”) and a $125 million revolving facility (the “Revolving Facility”). The New Term Loan and Revolving Facility will be used for working capital and other general corporate purposes (including acquisitions permitted under the New Credit Agreement).
The interest rates applicable to the loans under the New Credit Agreement, which was amended in June 2023 to be indexed to SOFR, are based on a fluctuating rate of interest determined by reference to a base rate plus an applicable margin of 0.75% or a SOFR rate plus an applicable margin of 1.75%, in each case with a step-up of 0.25% if certain secured net leverage levels are not achieved. The applicable margin is adjusted after the completion of each full fiscal quarter based upon the pricing grid in the New Credit Agreement. The revolving commitment has an unused commitment fee of 25 basis points, stepping up to 30 basis points if certain secured net leverage levels are not achieved.
Under the New Credit Agreement, the term loan amortizes at a rate of 5.00% per annum, paid quarterly. The New Credit Agreement contains mandatory prepayments to the extent the company incurs certain indebtedness or receives proceeds from certain dispositions or casualty events.
The obligations of the Borrower under the New Credit Agreement are anticipated to be jointly and severally guaranteed by its direct parent and certain of its subsidiaries (such guarantors together with the Borrower, the “Loan Parties”). The obligations of the Loan Parties are secured by a first priority lien on substantially all of their assets, subject to customary exceptions.

The New Credit Agreement contains customary affirmative and negative covenants, including, without limitation, covenants that restrict our ability to borrow money, grant liens, make investments, make restricted payments or dispose of assets, and customary events of default. Specifically, we are required to maintain a consolidated secured net indebtedness to consolidated EBITDA ratio of not more than 4.75:1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ended December 31, 2021.
Future maturities of debt as of December 31, 2023 are as follows:

For the year ending December 31,
2024	$2,750
Note payable, current portion	2,750

2025	2,750
2026	43,313
Note payable, non-current portion	46,063
Unamortized loan costs	(235)
Note payable, less current maturities and unamortized debt issuance costs	$45,828
Net carrying amount	$48,578
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
The Company made contributions of $6.7 million, $5.6 million, and $4.5 million during the years ended December 31, 2023, 2022 and 2021, respectively.
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
Operating lease cost was $7.6 million and $6.4 million for the years ended December 31, 2023 and 2022, respectively, and is allocated between cost of revenue and each operating expense line item based on headcount. Variable lease cost and short-term lease cost were immaterial during each of the years ended December 31, 2023 and 2022. Future minimum lease payments at December 31, 2023 under the Company's non-cancellable leases were as follows:

For the year ending December 31,
2024	$7,578
2025	7,727
2026	7,108
2027	3,084
Thereafter	162
Total future minimum lease payments	25,659
Less: Imputed interest	(2,160)
Present value of future minimum lease payments	23,499
Less: Current portion of operating lease liability	(6,551)
Operating lease liabilities - noncurrent	$16,948
The following table presents supplemental information for the Company's non-cancellable operating leases for the years ended December 31, 2023 and 2022 (in thousands, except for weighted average and percentage data):

	Year Ended December 31,
	2023	2022
Weighted average remaining lease term	3.38	4.21
Weighted average discount rate	4.70%	3.98%
Cash paid for amounts included in the measurement of lease liabilities	$7,241	$4,949
Noncash right-of-use assets obtained in exchange for operating lease obligations	$4,604	$2,936
Note 11. Commitments and Contingencies
Purchase Obligations
The Company has future minimum purchase obligations under arrangements with third parties who provide hosting infrastructure services, cloud services, and SaaS accounting solutions.

The following is a schedule of future minimum purchase obligations as of December 31, 2023 (in thousands):

For the year ending December 31,
2024	$9,058
2025	8,289
2026	2,577
2027	160
2028	62
Total future purchase obligations	$20,146
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

	December 31, 2023		December 31, 2022
	Shares	Ownership %	Shares	Ownership %
Clearwater Analytics Holdings, Inc. interest in CWAN Holdings	210,560,162	86.5%	191,232,645	79.7%
Continuing Equity Owners' interest in CWAN Holdings	32,795,347	13.5%	48,816,838	20.3%
	243,355,509	100.0%	240,049,483	100.0%
Note 13. Loss Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net loss per share of Class A and Class D common stock for the periods following the Transactions (in thousands):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(23,083)	$(6,695)	$(8,094)
Less: Net income attributable to CWAN Holdings prior to the Transactions	—	—	2,829
Less: Net income (loss) attributable to non-controlling interests	(1,456)	1,272	(2,710)
Net loss attributable to Clearwater Analytics Holdings, Inc. - basic and diluted	(21,627)	(7,967)	(8,213)

The following table sets forth the computation of basic and diluted net loss per share of Class A and Class D common stock (in thousands, except share amounts and per share amounts):

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
	Class A	Class D	Class A	Class D	Class A	Class D
Basic and diluted net loss attributable to Class A and Class D common stockholders
Numerator:
Allocation of net loss attributable to Clearwater Analytics, Inc.	$(9,211)	$(12,416)	$(2,382)	$(5,585)	$(2,200)	$(6,013)
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic and diluted(1)	85,048,639	114,643,234	55,476,928	130,083,755	47,596,752	130,083,755
Basic and diluted net loss per share attributable to Class A and Class D common stockholders	$(0.11)	$(0.11)	$(0.04)	$(0.04)	$(0.05)	$(0.05)
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
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share in the periods presented due to their anti-dilutive effect:

	Year Ended December 31,
	2023	2022	2021
Conversion of Class B and Class C common stock	42,973,041	52,301,672	58,528,697
Stock options of Clearwater Analytics Holdings, Inc.	9,505,777	10,280,184	14,575,237
RSUs of Clearwater Analytics Holdings, Inc.	3,396,765	1,342,284	1,514,207
Employee stock purchase plans	183,134	179,314	262,139
Total	56,058,717	64,103,454	74,880,280
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

Options
The following table summarizes the stock option activity for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2020	14,893,172	$4.60	9.19	$116,029
Granted	10,303,307	13.49
Exercised	(1,124,740)	4.35		16,346
Forfeited	(1,756,568)	7.23
Balance - December 31, 2021	22,315,171	$8.52	6.25	$322,877
Granted	43,986	18.19
Exercised	(2,950,662)	7.45		31,341
Forfeited	(1,653,725)	11.16
Balance - December 31, 2022	17,754,770	$8.47	7.06	$183,315
Granted	—	—
Exercised	(3,016,765)	6.90		33,792
Forfeited	(1,492,651)	13.12
Balance - December 31, 2023	13,245,354	$8.31	6.65	$155,438
Options vested - December 31, 2023	9,693,376	$7.68		$119,799
No stock options were granted during the year ended December 31, 2023. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2022 and 2021 was $7.74 per share and $5.11 per share, respectively. The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company's common stock as of the respective period-end dates. As of December 31, 2023, the total unrecognized compensation expense related to unvested options was $14.4 million, which is expected to be recognized over a weighted average period of 1.2 years.
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

RSUs
The summary of RSU activity is as follows (in thousands, except per share data):

	Units Activity	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2020	—	$—	$—
Granted	6,162,095	17.84	—
Released	—	—	—
Canceled	(91,427)	18.03	$—
Unvested units as of December 31, 2021	6,070,668	$17.84	$138,958
Granted	4,745,363	18.86	—
Released	(588,854)	17.54	—
Canceled	(699,829)	18.47	—
Unvested units as of December 31, 2022	9,527,348	$18.32	$178,638
Granted	7,421,772	18.70	—
Released	(1,966,153)	18.20	—
Canceled	(1,262,830)	17.60	—
Unvested units as of December 31, 2023	13,720,137	$18.61	$278,519
The aggregate intrinsic value disclosed in the above table is based on the closing stock price on the NYSE on December 31, 2023, 2022 and 2021. As of December 31, 2023, there was $157.8 million of unrecognized equity-based compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.5 years.
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

The following assumptions were used to calculate the fair value of stock options granted to employees on the date of grant using the Black-Scholes option-pricing model:

	Year Ended December 31,
	2022	2021
Weighted-average grant date fair value per option	$7.74	$5.11
Fair value of units/ stock	$17.72 - $18.68	$12.40 - $23.89
Expected term (in years)	5.5	6.00 - 6.25
Expected volatility	44%	40 - 42%
Risk-free interest rates	1.8% - 2.0%	0.6% - 1.3%
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
On May 31, 2023, a total of 189,390 shares were issued to employees for the offering period ended May 31, 2023. On November 30, 2023, a total of 147,792 shares were issued to employees for the offering period ended November 30, 2023. As of December 31, 2023, total unrecognized equity-based compensation costs related to ESPP were $0.7 million, which is expected to be recognized over the remaining current offering period ending May 31, 2024.
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
ESPP payroll contributions accrued at December 31, 2023 and December 31, 2022 totaled $0.4 million and $0.5 million, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.
The fair value of the purchase right for the ESPP is estimated on the date of grant using the Black-Scholes model with the following assumptions for the year ended December 31, 2021:

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Expected volatility	26.5 - 52.8%	34.9 - 57.1%	34.9%
Risk-free interest rate	4.6 - 5.4%	0.1 - 4.6%	0.1%
Expected term (years)	0.5	0.5	0.5
Note 15. Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision group, in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer (“CEO”). The Company’s CEO reviews financial information presented on a consolidated basis and makes decisions and allocates resources based on the Company as a whole. The Company has one business activity as a provider of a solution for investment data aggregation, accounting, analytics, and reporting services. Accordingly, the Company operates as one operating segment, and all required segment financial information is found in the consolidated financial statements.
The following table presents the Company’s revenue disaggregated by geography, based on billing address of the customer (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$300,330	$261,755	$229,482
Rest of World	67,838	41,671	22,540
Total revenue	$368,168	$303,426	$252,022
The following table presents the Company’s long-lived assets including property, plant and equipment, net, operating lease right-of-use assets, net, and intangibles assets, net, disaggregated by geography (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$24,491	$28,179	$9,297
Rest of World	39,544	40,455	1,441
Total long-lived assets, net	$64,035	$68,634	$10,738
Note 16. Income Taxes

As part of the Up-C structure, Clearwater Analytics Holdings, Inc. owns a portion of CWAN Holdings, which contains all operations of the business and is treated as a partnership for U.S. federal and most applicable state and local income tax purposes. As a partnership, CWAN Holdings is generally not subject to U.S. federal, state, and local income taxes. Any taxable income or loss generated by CWAN Holdings is passed through to and included in the taxable income or loss of its members in accordance with the terms of the operating agreement of CWAN Holdings. Before the IPO, the majority of CWAN Holdings’ income was passed through to its members and nontaxable to the entity. CWAN Holdings’ international wholly-owned subsidiaries are subject to taxes in foreign jurisdictions.

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
The components of the loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(11,383)	$(9,306)	$(11,117)
Foreign	(11,483)	3,971	3,510
Total	$(22,866)	$(5,335)	$(7,607)

The provision for income taxes was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Federal	$—	$—	$—
State	761	491	111
International	1,121	1,737	1,055
Total current income tax expense	$1,882	$2,228	$1,166

Federal	—	—	—
State	(7)	(3)	(13)
International	(1,658)	(865)	(666)
Total deferred income tax expense	$(1,665)	$(868)	$(679)

Total provision for income taxes	$217	$1,360	$487

The provision for income taxes differs from the amount computed by applying the statutory federal rate as follows (in thousands, except percentages):

	Year Ended December 31,
	2023	2022	2021
Tax at federal statutory rate	$(4,802)	$(1,120)	$(1,597)
Non-controlling interest and nontaxable income	349	(41)	643
State taxes	(1,583)	(1,592)	(1,935)
Foreign rate differential	16	92	54
Executive compensation deduction limitations	10,985	5,544	—
Global intangible low taxed income inclusion	—	1,854	845
Equity-based compensation	(1,604)	(2,316)	(1,746)
Permanent items	185	394	(57)
Tax credits and incentives	(3,929)	(1,623)	(55)
Return to provision	70	(38,107)	(320)
Changes in tax law	(3,303)	63,504	—
Valuation allowance	3,804	(25,356)	4,652
Other	29	127	3

Total	$217	$1,360	$487
Effective tax rate	(0.9%)	(25.5%)	(6.4%)

In 2023, our tax rate was primarily affected by the disallowance of tax deductibility of certain expenses, the generation of tax credits and incentives, changes in tax law related to state tax rates and apportionment, and the recognition of additional valuation allowance. In 2022, our tax rate was primarily affected by changes in tax law related to state tax rates and apportionment, a return to provision adjustment related to partnership basis of our continuing equity owners and their upstream entities, the recognition of additional valuation allowance, and the disallowance of tax deductibility of certain expenses. In 2021, our tax rate was primarily affected by the recognition of a valuation allowance and the portion of earnings attributed to the non-controlling interests.

Deferred income taxes result from differences in the recognition of amounts for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of our deferred income tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2023	2022
Investment in Partnership	$409,924	$336,276
Loss and tax credit carryforwards	86,807	80,711
Equity-based compensation	11,992	8,336
Lease liability	2,657	2,057
Other	1,563	1,099

Total deferred tax assets	$512,943	$428,479
Valuation allowance	(506,494)	(422,555)
Net deferred tax asset	$6,449	$5,924

Intangible assets	(6,495)	(7,364)
Right of use asset	(2,624)	(1,988)
Revenue	(1,252)	(833)
Other	(90)	(111)

Total deferred tax liabilities	(10,461)	(10,296)

Net deferred tax liabilities	$(4,012)	$(4,372)

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence during the year ended December 31, 2023, we believe that it is more likely than not that the tax benefits of the U.S. losses may not be realized. Accordingly, we have recorded a full valuation allowance against the U.S. net deferred tax assets. We intend to maintain the full valuation allowance on the U.S. net deferred tax assets until sufficient positive evidence exists to support a reversal of, or decrease in, the valuation allowance. In our valuation allowance evaluation, we give more weight to evidence that can be objectively verified than to evidence that cannot be objectively verified. Our consideration of the evidence requires management to make a number of significant judgements, estimates, and assumptions about highly complex and inherently uncertain matters.

The valuation allowance increased $84 million during the year ended December 31, 2023 and was primarily attributable to increases in deferred taxes related to tax basis step ups from the non-controlling interests exchanging their partnership units for our publicly-traded stock and the capitalization of R&D expenses under Section 174.

As of December 31, 2023, we had net operating loss carryforwards of approximately $253 million for federal income tax purposes, a small portion of which will begin to expire in 2036, if unused. We had net operating loss carryforwards of approximately $334 million for state income tax purposes, which will begin to expire in the year 2025, if unused. We had net operating loss carryforwards of approximately $10 million for foreign income tax purposes, which do not expire and can be carried forward indefinitely.

As of December 31, 2023, we also had research and development credit carryforwards of approximately $5.8 million for federal income tax and $0.9 million for state income tax purposes. The research and development tax credits will begin to expire in 2036 and 2034 for federal and state purposes, respectively, if unused.

The federal and state net operating loss carryforwards may be subject to significant limitations under Section 382 and Section 383 of the Code and similar provisions under state law. The Tax Reform Act of 1986 contains provisions that limit the federal net operating loss carryforwards that may be used in any given year in the event of special occurrences, including significant ownership changes. We have completed a Section 382 review and determined that none of our operating losses will expire solely due to Section 382 limitation(s).

We indefinitely reinvest earnings from our foreign subsidiaries and therefore no deferred tax liability has been recognized on the basis difference created by such earnings. We have not provided foreign withholding taxes for any undistributed earnings of our foreign subsidiaries.

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance - Beginning of Year	$3,932	$3,548	$—
Increases related to current year's tax positions	2,423	959	89
Increases related to organizational transactions	666	—	3,455
Increases (decreases) related to prior year's tax positions	182	(182)	3
Decreases related to lapse of statute	(487)	(487)	—
Increases related to exchanges	149	94	1
Balance - End of Year	$6,865	$3,932	$3,548

Approximately $0.5 million of the tax benefits included in the balance of unrecognized tax benefits as of December 31, 2023 would affect the effective tax rate if recognized. The remainder would have no impact as the unrecognized tax benefits are recorded as reductions of deferred tax assets which are fully reduced by a valuation allowance.
We recognize interest and penalties related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2023, 2022, and 2021, we did not recognize any interest and penalties for income taxes.
We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. As of December 31, 2023, all of the years remain open to examination by the federal and state tax authorities for three or four years from the tax year in which net operating losses or tax credits are utilized. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. Although the timing of the resolution, settlement, and closure of audits is not certain, we do not expect our unrecognized tax benefits to materially change in the next 12 months.
Note 17. Tax Receivable Agreement Liability
Pursuant to our election under Section 754 of the Code, we expect to obtain an increase in our share of the tax basis in the net assets of CWAN Holdings when its units are redeemed or exchanged. We intend to treat any redemptions and exchanges of CWAN Holdings units as direct purchases of the units for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that we would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
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
The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The future tax benefits related to ownership exchanges as of December 31, 2023 are estimated to be $460 million, of which $391 million is estimated to be the associated TRA liability.
As noted above, the Company evaluated the realizability of its U.S. deferred tax assets and has recorded a full valuation allowance against the future realization of those benefits. As such, no TRA liability related to future years has been recorded as of December 31, 2023.

Before considering the tax benefits subject to our TRA, we estimate that we would have reported taxable income in 2023 primarily due to the capitalization of research and development expenses under Section 174 and equity-based compensation expense that has either not yet met the rules for deductibility or has had the deduction limited under Section 162(m) of the Code. A reconciliation of the beginning and ending balance of the TRA liability is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance - Beginning of Year	$12,200	$—	$—
TRA expense related to current year	15,980	11,639	—
TRA bonus expense related to the current year	770	561	—
TRA expense adjustments to the filed tax return	(1,584)	—	—
TRA bonus expense adjustments to the filed tax return	(76)	—	—
Payments	(8,396)	—	—
Balance - End of Year	$18,894	$12,200	$—

Tax receivable agreement expense	14,396	11,639	—
TRA bonus expense in operating expenses	694	561	—
Total expense	$15,090	$12,200	$—
As of December 31, 2023, the non-controlling interest holders held 32,795,347 units in CWAN Holdings that could, at their discretion, be exchanged for Class A shares. As units are exchanged, we may record future tax benefits and an associated TRA liability as a result of increases in our tax basis in CWAN Holdings from the exchanges. The amount of the increase in the tax basis, the related estimated tax benefits, and the related TRA liability to be recorded will depend (among other things) on the price of the Company’s Class A stock at the time of the relevant redemption or exchange. If the non-controlling interest exchanged all of their units at the Company’s Class A stock price as of December 31, 2023, we estimate the future tax benefits related to these hypothetical exchanges to be $231 million, of which $196 million is estimated to be the associated TRA liability.
Note 18. Transactions with Related Parties
During January 2021, the Company paid $9.6 million in relation to management fees to Principal Equity Owners which is recorded as prepaid management fees within prepaid expenses and other current assets and non-current assets. The prepaid management fees are being amortized over four years. In the years ended December 31, 2023, 2022 and 2021, the Company recognized a management fee to Principal Equity Owners of $2.6 million, $2.5 million and $2.4 million, respectively.
In the years ended December 31, 2023 and 2022 the Company accrued $2.9 million and $3.2 million tax distributions payable, respectively, and $14.4 million and $11.6 million related to TRA Payments payable to certain Continuing Equity Owners, respectively. The Company paid $2.2 million of tax distributions and $7.9 million TRA payments to certain Continuity Equity Owners in the year ended December 31, 2023, and we expect to pay the remaining liability in the fourth quarter of 2024.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023. Based on that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 due to the material weakness in internal control over financial reporting, as further described below, in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO to allow timely decisions regarding required disclosure.
Per Rules 13a-15(e) and 15d-15(e) under the Exchange Act, the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud due to inherent limitations of internal controls. Because of such limitations, there is a risk that material misstatements will not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
In light of the material weakness described below, management performed additional analysis and other procedures to ensure that our consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, the Company’s management, including the CEO and CFO, under the oversight of the Board of Directors, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023.
A company’s internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified a material weakness related to ineffective general information technology controls in the Company’s invoicing systems environment which is relevant to the preparation of our consolidated financial statements related to revenue and accounts receivable, net. Specifically, the Company did not (i) design and implement change management and computer operations controls to ensure configuration data changes affecting the IT applications were appropriate (ii) design and implement program development controls to ensure the data migration, program testing and approval of new software development is aligned with business and IT requirements and (iii) design and implement user access controls to ensure segregation of duties in our invoicing systems. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected information systems were also ineffective because the controls had the potential to be adversely impacted. The material weakness resulted from ineffective risk assessment related to the invoicing IT environment, which lead to a lack of the required number of trained IT personnel with the appropriate skills and knowledge related to the design, implementation and operating effectiveness of internal control, and ineffective control activities related primarily to the implementation of the new invoicing systems.
The control deficiencies did not result in any material misstatements to the Consolidated Financial Statements and there were no changes to previously released financial results as a result of this material weakness. However, the control deficiencies described above created a reasonable possibility that a material misstatement to the Consolidated Financial Statements would not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies represent a material weakness in the Company’s internal control over financial reporting.
Our independent registered public accounting firm, KPMG LLP, who audited the Consolidated Financial Statements included in this Annual Report on Form 10-K issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting, which is included at the end of Part II, Item 9A of this Annual Report on Form 10-K.
Remediation Plans
The Company’s management, under the oversight of the Audit Committee, is in the process of designing controls to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. These remediation actions are ongoing and include or are expected to include:
•Enhancing risk assessment and control identification procedures for our invoicing systems environment;
•Expanding controls and/or applying other appropriate procedures to address the design and operation of IT general controls within our invoicing systems environment;
•Enhancing the number of employees and our training programs addressing IT general controls and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access, change management, program development and computer operations within our invoicing system environment; and
•Enhancing and maintaining policy documentation underlying IT general controls to promote knowledge transfer upon personnel and function changes.
As we continue to evaluate and enhance our internal control over financial reporting, we may determine that additional measures to address the material weakness or adjustments to the remediation plan may be required. Once controls are designed and implemented, the controls must be operating effectively for a sufficient period of time and be tested by management in order to consider them remediated and conclude that the design is effective to address the risks of material misstatement.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2023, the Company continued transitioning to a new automated billing system. Except for the system implementation and the identification of the material weakness described above, there have not been any other changes in our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Clearwater Analytics Holdings, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Clearwater Analytics Holdings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 29, 2024 expressed an unqualified opinion on those consolidated financial statements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness was identified and included in management’s assessment. The Company did not (i) design and implement change management and computer operations controls to ensure configuration data changes affecting the IT applications were appropriate, (ii) design and implement program development controls to ensure the data migration, program testing and approval of new software development is aligned with business and IT requirements and (iii) design and implement user access controls to ensure segregation of duties in the Company’s invoicing systems. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected information systems were also ineffective because the controls had the potential to be adversely impacted. The material weakness resulted from ineffective risk assessment related to the invoicing IT environment, which lead to a lack of the required number of trained IT personnel with the appropriate skills and knowledge related to the design, implementation and operating effectiveness of internal control, and ineffective control activities related primarily to the implementation of the new invoicing systems. The material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Disclaimer on Additional Information in Management’s Report
We do not express an opinion or any other form of assurance on management’s statements, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, referring to remediation plans taken after December 31, 2023, relative to the aforementioned material weakness in internal control over financial reporting.
/s/ KPMG LLP
Boise, Idaho
February 29, 2024
Item 9B. Other Information.

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be included in the Company’s proxy statement to be filed with the SEC within 120 days after December 31, 2023 in connection with the solicitation of proxies for the Company’s 2024 annual meeting of shareholders (the “2024 Proxy Statement”), and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)The following documents are filed as a part of this Annual Report on Form 10-K:
(1)All Financial Statements: Our Financial Statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.
(2)Financial Statement Schedules: All other schedules have been omitted as the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.
(3)Exhibits: Except as otherwise noted below, the exhibits listed below in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Annual Report on Form 10-K.
INDEX TO EXHIBITS
Exhibits filed or furnished herewith are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

3.1	Amended and Restated Certificate of Incorporation of Clearwater Analytics Holdings, Inc., dated September 27, 2021	8-K filed September 28, 2021	001-40838	3.1
3.2	Amended and Restated Bylaws of Clearwater Analytics Holdings, Inc., dated September 27, 2021	8-K filed September 28, 2021	001-40838	3.2
4.1*	Description of Clearwater Analytics Holdings, Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934
10.1#	Advisory Services Agreement between Clearwater Analytics Holdings, Inc. and Joseph Kochansky, dated November 29, 2022	10-K filed March 3, 2023	001-40838	10.1
10.2	Registration Rights Agreement, dated September 28, 2021, by and among Clearwater Analytics Holdings, Inc. and certain holders identified therein	8-K filed September 28, 2021	001-40838	10.1
10.3	Stockholders Agreement, dated as of September 28, 2021, by and among Clearwater Analytics Holdings, Inc. and the Principal Equity Owners	8-K filed September 28, 2021	001-40838	10.2
10.4	Tax Receivable Agreement, dated as of September 28, 2021, by and among Clearwater Analytics Holdings, Inc., CWAN Holdings, LLC and the other parties thereto	8-K filed September 28, 2021	001-40838	10.3
10.5	Third and Amended Restated Limited Liability Company Agreement of CWAN Holdings, LLC, dated as of September 28, 2021, by and among CWAN Holdings, LLC and the other parties thereto	8-K filed September 28, 2021	001-40838	10.4
10.6	Credit Agreement, dated as of September 28, 2021, by and among Clearwater Analytics, LLC, as borrower, CWAN Acquisition, LLC, as holdings, the lenders party thereto and JPMorgan Chase Bank, N.A, as administrative agent, collateral agent and revolver agent	8-K filed September 28, 2021	001-40838	10.5

10.16	Amendment No.1 of Credit Agreement, dated as of June 22, 2023, by and among Clearwater Analytics, LLC, as borrower, CWAN Acquisition, LLC, as holdings, the lenders party thereto and JPMorgan Chase Bank, N.A, as administrative agent, collateral agent and revolver agent	10-Q filed August 4, 2023	001-40838	10.1
10.7#	Form of Tax Receivable Agreement Bonus Letter	8-K filed September 28, 2021	001-40838	10.6
10.8#	Form of 2021 Employee Stock Purchase Plan	S-1/A filed September 21, 2021	333-259155	10.1
10.9#	Form of Omnibus Incentive Plan	S-1/A filed September 21, 2021	333-259155	10.5
10.10#	Form of Director and Officer Indemnification Agreement	S-1/A filed September 21. 2021	333-259155	10.6
10.11#	Employment Agreement by and between Sandeep Sahai and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.13
10.12#	Employment Agreement by and between James S. Cox Jr. and Clearwater Analytics, LLC. and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.14
10.13#	Employment Agreement by and between Scott Erickson and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.15
10.14	Form of Notice of Amendment to Option Agreement (2017 Equity Incentive Plan)	S-1/A filed September 21, 2021	333-259155	10.19
10.15#	Employment Agreement by and between Souvik Das and Clearwater Analytics, LLC.	10-K filed March 3, 2023	001-40838	10.17
10.17#*	Employment Agreement by and between Subi Sethi and Clearwater Analytics, LLC
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Clawback Policy
+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File
__________________________
*Filed herewith.
# Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clearwater Analytics Holdings, Inc.

Date: February 29, 2024	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sandeep Sahai	Chief Executive Officer (Principal Executive Officer) and Director	February 29, 2024
Sandeep Sahai

/s/ Jim Cox	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024
Jim Cox

/s/ Eric Lee	Director and Chairman of the Board of Directors	February 29, 2024
Eric Lee

/s/ Jacques Aigrain	Director	February 29, 2024
Jacques Aigrain

/s/ Kathleen A. Corbet	Director	February 29, 2024
Kathleen A. Corbet

/s/ Cary Davis	Director	February 29, 2024
Cary Davis

/s/ Lisa Jones	Director	February 29, 2024
Lisa Jones

/s/ Christopher Hooper	Director	February 29, 2024
Christopher Hooper

/s/ D. Scott Mackesy	Director	February 29, 2024
D. Scott Mackesy

/s/ Andrew Young	Director	February 29, 2024
Andrew Young

/s/ Jaswinder Pal Singh	Director	February 29, 2024
Jaswinder Pal Singh