Form 10-Q
period 2024-03-31
Clearwater Analytics Holdings, Inc.
filed 2024-05-02
CIK 1866368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 26, 2024, the number of outstanding shares of the registrant’s common stock was:
146,215,459 shares of Class A common stock.
111,191 shares of Class B common stock.
27,424,288 shares of Class C common stock.
71,965,845 shares of Class D common stock.

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
•“Acquisition Date” refers to November 30, 2022.
•“Annual Report” refers to our Annual Report on Form 10-K, dated December 31, 2023 (File No. 001-40838), as filed with the SEC on February 29, 2024.
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
•“Borrower” refers to Clearwater Analytics, LLC as borrower under the Credit Agreement.
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
•“Secondary Offerings” refers to the sale by certain affiliates of Welsh Carson of an aggregate of 14,950,000, 10,000,000, 20,000,000, 17,000,000 and 16,250,000 shares of Class A common stock in underwritten secondary public offerings entered into on March 8, 2023, June 15, 2023, November 6, 2023, November 30, 2023 and March 6, 2024, respectively.
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
•“Transactions” refers to the organizational transactions described under “Transactions” in Note 1 - Organization and Description of Business in our Annual Report.
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
•our failure to successfully integrate acquisitions could strain our resources. In addition, there are significant risks associated with growth through acquisitions, which may materially adversely affect our business, financial condition or results of operations;
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
•if we fail to remediate an identified material weakness or implement and maintain effective internal controls over financial reporting, we may be unable to accurately or timely report our financial condition or results of operations, which may adversely affect our business; and
•other risks described in the section titled “Risk Factors” in our Annual Report and in periodic reports that we file with the SEC, and our reports to shareholders. These filings are available at www.sec.gov and on our website.

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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2023 included in our Annual Report.
v

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts and per share amounts, unaudited)

	March 31	December 31
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$189,644	$221,765
Short-term investments	77,930	74,457
Accounts receivable, net	96,766	92,091
Prepaid expenses and other current assets	31,410	27,683
Total current assets	395,750	415,996
Property and equipment, net	15,035	15,349
Operating lease right-of-use assets, net	27,750	22,554
Deferred contract costs, non-current	6,218	6,439
Intangible assets, net	24,526	26,132
Goodwill	44,332	45,338
Long-term investments	28,894	21,495
Other non-current assets	5,298	5,440
Total assets	$547,803	$558,743
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,719	$3,062
Accrued expenses and other current liabilities	40,948	49,535
Notes payable, current portion	2,750	2,750
Operating lease liability, current portion	7,650	6,551
Tax receivable agreement liability	16,750	18,894
Total current liabilities	70,817	80,792
Notes payable, less current maturities and unamortized debt issuance costs	45,162	45,828
Operating lease liability, less current portion	21,129	16,948
Tax receivable agreement, less current portion	300	—
Other long-term liabilities	4,180	5,518
Total liabilities	141,588	149,086
Stockholders' Equity
Class A common stock, par value $0.001 per share; 1,500,000,000 shares authorized, 146,189,247 shares issued and outstanding as of March 31, 2024, 127,604,185 shares issued and outstanding as of December 31, 2023	146	128
Class B common stock, par value $0.001 per share; 500,000,000 shares authorized, 111,191 shares issued and outstanding as of March 31, 2024, 111,191 shares issued and outstanding as of December 31, 2023	—	—
Class C common stock, par value $0.001 per share; 500,000,000 shares authorized, 27,424,288 shares issued and outstanding as of March 31, 2024, 32,684,156 shares issued and outstanding as of December 31, 2023	27	33
Class D common stock, par value $0.001 per share; 500,000,000 shares authorized, 71,965,845 shares issued and outstanding as of March 31, 2024, 82,955,977 shares issued and outstanding as of December 31, 2023	72	83
Additional paid-in-capital	528,712	532,507
Accumulated other comprehensive income	1,314	2,909
Accumulated deficit	(169,603)	(181,331)
Total stockholders' equity attributable to Clearwater Analytics Holdings, Inc.	360,668	354,329
Non-controlling interests	45,547	55,328
Total stockholders' equity	406,215	409,657
Total liabilities and stockholders' equity	$547,803	$558,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share amounts and per share amounts, unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$102,719	$84,606
Cost of revenue(1)	28,178	24,825
Gross profit	74,541	59,781
Operating expenses:
Research and development(1)	37,676	28,100
Sales and marketing(1)	16,311	14,698
General and administrative(1)	20,720	23,306
Total operating expenses	74,707	66,104
Loss from operations	(166)	(6,323)
Interest income, net	(2,060)	(1,356)
Tax receivable agreement expense	286	105
Other (income) expense, net	(530)	81
Income (loss) before income taxes	2,138	(5,153)
Provision for (benefit from) income taxes	(98)	264
Net income (loss)	2,236	(5,417)
Less: Net income (loss) attributable to non-controlling interests	338	(1,033)
Net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$1,898	$(4,384)

Net income (loss) per share attributable to Class A and Class D common stockholders stock:
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Weighted average shares of Class A and Class D common stock outstanding:
Basic	213,259,463	192,993,574
Diluted	255,458,196	192,993,574

(1)Amounts include equity-based compensation as follows:

Cost of revenue	$3,146	$2,243
Operating expenses:
Research and development	8,911	4,655
Sales and marketing	3,821	3,965
General and administrative	8,347	12,337
Total equity-based compensation expense	$24,225	$23,200
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$2,236	$(5,417)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(1,764)	1,374
Unrealized gain (loss) on available-for-sale investments	(66)	41
Comprehensive income (loss)	$406	$(4,002)
Less: Comprehensive income (loss) attributable to non-controlling interests	103	(752)
Comprehensive income (loss) attributable to Clearwater Analytics Holdings, Inc.	$303	$(3,250)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity
(In thousands, except share amounts, unaudited)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2023	127,604,185	$128	111,191	$—	32,684,156	$33	82,955,977	$83	$532,507	$2,909	$(181,331)	$55,328	$409,657
Exercise of options to purchase common stock	626,608	—	—	—	—	—	—	—	91	—	—	13	104
Restricted stock units released	3,344,058	3	—	—	—	—	—	—		—	—		3
Shares withheld for net share settlement and other	(1,635,604)	(1)	—	—	—	—	—	—	(25,083)	—	—	(3,691)	(28,775)
Equity-based compensation	—	—	—	—	—	—	—	—	21,197	—	—	3,119	24,316
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,537)	—	(227)	(1,764)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(58)	—	(8)	(66)
Net income	—	—	—	—	—	—	—	—	—	—	1,898	338	2,236
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	505	505
Effect of LLC unit exchanges	16,250,000	16	0	—	(5,259,868)	(5)	(10,990,132)	(11)	—	—	9,830	(9,830)	—
Balance at March 31, 2024	146,189,247	$146	111,191	$—	27,424,288	$27	71,965,845	$72	$528,712	$1,314	$(169,603)	$45,547	$406,215

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2022	61,148,890	$61	1,439,251	$1	47,377,587	$47	130,083,755	$130	$455,320	$609	$(186,647)	$68,865	$338,386
Exercise of options to purchase common stock	790,873	1	—	—	—	—	—	—	2,158	—	—	534	2,693
Restricted stock units released	1,150,785	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for net share settlement and other	(661,451)	—	—	—	—	—	—	—	(5,832)	—	—	(1,443)	(7,275)
Equity-based compensation	—	—	—	—	—	—	—	—	18,680	—	—	4,621	23,301
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,101	—	273	1,374
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	33	—	8	41
Net loss	—	—	—	—	—	—	—	—	—	—	(4,384)	(1,033)	(5,417)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	362	362
Effect of LLC unit exchanges	14,975,000	15	(25,000)	—	(4,823,901)	(5)	(10,126,099)	(10)	—	—	7,743	(7,743)	—
Balance at March 31, 2023	77,404,097	$77	1,414,251	$1	42,553,686	$43	119,957,656	$120	470,326	$1,742	$(183,288)	$64,444	$353,465
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$2,236	$(5,417)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,550	2,449
Noncash operating lease cost	2,232	1,852
Equity-based compensation	24,225	23,200
Amortization of deferred contract acquisition costs	1,217	1,201
Amortization of debt issuance costs, included in interest expense	69	70
Deferred tax benefit	(1,022)	(36)
Accretion of discount on investments	(574)	—
Realized gain on investments	—	(87)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,676)	(6,139)
Prepaid expenses and other assets	(4,198)	(1,586)
Deferred contract acquisition costs	(747)	(586)
Accounts payable	9	(295)
Accrued expenses and other liabilities	(9,444)	(6,796)
Tax receivable agreement liability	(1,840)	105
Net cash provided by operating activities	10,037	7,935
INVESTING ACTIVITIES
Purchases of property and equipment	(1,438)	(1,717)
Purchases of available-for-sale investments	(31,898)	(34,161)
Proceeds from sale of available-for-sale investments	—	1,990
Proceeds from maturities of investments	21,536	1,242
Net cash used in investing activities	(11,800)	(32,646)
FINANCING ACTIVITIES
Proceeds from exercise of options	104	2,693
Taxes paid related to net share settlement of equity awards	(28,774)	(7,275)
Repayments of borrowings	(687)	(687)
Payment of business acquisition holdback liability	(780)	—
Payment of tax distributions	(8)	—
Net cash used in financing activities	(30,145)	(5,269)
Effect of exchange rate changes on cash and cash equivalents	(213)	101
Change in cash and cash equivalents during the period	(32,121)	(29,879)
Cash and cash equivalents, beginning of period	221,765	250,724
Cash and cash equivalents, end of period	$189,644	$220,845
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$911	$1,350
Cash paid for income taxes	$445	$309
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment included in accounts payable and accrued expense	$83	$209
Release of tax distributions payable to Continuing Equity Owners accrued in prior year	$(512)	$—
Tax distributions payable to Continuing Equity Owners included in accrued expenses	$2,433	$2,834
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Organization and Description of Business
Clearwater Analytics Holdings, Inc. (the “Company” or “Clearwater”) was incorporated as a Delaware corporation on May 18, 2021, as a holding company for the purpose of facilitating the IPO and other related transactions in order to carry on the business of the Company. Prior to the IPO, all business operations were conducted through Carbon Analytics Holdings, LLC, which changed its name to CWAN Holdings, LLC (“CWAN Holdings”) in connection with the IPO. Clearwater provides a SaaS solution for automated investment data aggregation, reconciliation, accounting and reporting services to insurers, investment managers, corporations, institutional investors and government entities. Following the IPO, Clearwater’s principal asset consists of ownership of common units in CWAN Holdings. As the sole managing member of CWAN Holdings, Clearwater operates and controls all the business operations of the Company. Our corporate structure following the IPO, as described above, is commonly referred to as an “Up-C” structure and is described in Note 1 - Organization and Description of Business in our Annual Report.
The Company headquarters are located in Boise, ID, and we operate in five offices throughout the U.S. and seven offices internationally.
Secondary Offerings
As required by the Registration Rights Agreement dated September 28, 2021, the Company participated in multiple underwritten offerings of shares held by our Principal Equity Owners during the year ended December 31, 2023 and in the three months ended March 31, 2024.
Pursuant to underwriting agreements executed on March 8 and June 15, 2023, certain affiliates of Welsh Carson (the “WCAS Selling Stockholder”) sold 14,950,000 and 10,000,000 shares, respectively, of Class A common stock in underwritten secondary public offerings. As part of these secondary offerings, the WCAS Selling Stockholders exchanged a total of 8,039,841 shares of Class C common stock, together with corresponding LLC Interests of CWAN Holdings, and 16,910,159 shares of Class D common stock for an equivalent number of shares of Class A common stock that were purchased by the underwriters. The Company did not sell any securities in these secondary offerings and did not receive any proceeds from the sale of the shares sold by the WCAS Selling Stockholders. For the year ended December 31, 2023, the Company incurred $1.6 million in expenses associated with these secondary offerings which were recorded as general and administrative expenses.
Pursuant to underwriting agreements executed on November 6 and November 30, 2023, certain affiliates of Welsh Carson, Warburg Pincus and Permira (the “Selling Stockholders”) sold 20,000,000 and 17,000,000 shares, respectively, of Class A common stock in underwritten secondary public offerings. As part of these secondary offerings, the Selling Stockholders exchanged a total of 6,653,590 shares of Class C common stock, together with corresponding LLC Interests of CWAN Holdings, and 30,212,119 shares of Class D common stock for an equivalent number of shares of Class A common stock that were purchased by the underwriters. The Company did not sell any securities in these secondary offerings and did not receive any proceeds from the sale of the shares sold by the Selling Stockholders. The Company incurred $0.5 million in expenses associated with these secondary offerings in the year ended December 31, 2023 which were recorded as general and administrative expenses.
Pursuant to an underwriting agreement executed on March 6, 2024, WCAS Selling Stockholder sold 16,250,000 shares of Class A common stock in an underwritten secondary public offering. As part of the secondary public offering the WCAS Selling Stockholders exchanged a total of 5,259,868 shares of Class C common stock and 10,990,132 shares of Class D common stock, and corresponding units in CWAN Holdings, for an equivalent number of shares of Class A common stock that were purchased by the underwriters. The Company did not sell any securities in the secondary offering and did not receive any proceeds from the sale of the shares sold by the Selling Stockholders. The Company incurred

$0.2 million in expenses associated with the secondary offering in the three months ended March 31, 2024, which were recorded as general and administrative expenses.
As of March 31, 2024, the Company owns 88.8% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class B and Class C common stock own the remaining 11.2% of the interests in CWAN Holdings. The attributes of the Company's classes of common stock are summarized in the following table:

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
Significant Accounting Policies
The Company's significant accounting policies are discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes during the three months ended March 31, 2024.

Note 3. Revenue Recognition
For SaaS offerings, the Company is applying the optional exemption to not disclose transaction price allocated to the remaining performance obligations given the Company’s monthly recurring revenue contracts.
For Licenses, the Company's remaining performance obligations represent the transaction price allocated to maintenance and support performance obligations that have yet to be satisfied. The following table includes estimated revenue expected to be recognized in the future related to maintenance and support performance obligations that are partially satisfied (in thousands):

	Remainder of 2024	2025	2026	2027	2028	Thereafter
Revenue expected to be recognized in the future as of March 31, 2024	$1,236	$785	$539	$278	$161	$—

Of the total revenue recognized for the three months ended March 31, 2024, $1.2 million was included in the deferred revenue balance as of December 31, 2023. Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were not material. Contract asset balances classified as current are $3.3 million and $2.8 million as of March 31, 2024 and December 31, 2023, respectively. Contract asset balances classified as non-current are $0.7 million and $1.9 million as of March 31, 2024 and December 31, 2023, respectively.
The following table presents the Company’s revenue disaggregated by geography, based on billing address of the customer (in thousands):

	Three Months Ended March 31,
	2024	2023
United States	$83,135	$70,059
Rest of World	19,584	14,547
Total revenue	$102,719	$84,606
Note 4. Cash, Cash Equivalents and Investments
The following tables show the Company’s cash, cash equivalents and investments by significant investment category as of March 31, 2024 and December 31, 2023 in accordance with the fair value hierarchy (in thousands):

	March 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$11,011	$—	$—	$11,011	$11,011	$—	$—
Level 1 (1):
Money market funds	$177,637	$—	$—	$177,637	$177,637	$—	$—
Level 2 (2):
Treasury bills	$996	$—	$—	$996	$996	$—	$—
U.S. government bonds	$21,483	$1	$(31)	$21,453	$—	$12,065	$9,388
U.S. agency securities	$15,867	$—	$(21)	$15,847	$—	$15,847	$—
Commercial paper	$16,827	$6	$(4)	$16,829	$—	$16,829	$—
Corporate debt securities	$49,666	$84	$(60)	$49,690	$—	$30,185	$19,506
Certificates of deposit	$3,004	$—	$—	$3,004	$—	$3,004	$—
Subtotal	$107,843	$91	$(116)	$107,819	$996	$77,930	$28,894
Total	$296,491	$91	$(116)	$296,467	$189,644	$77,930	$28,894

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$24,247	$—	$—	$24,247	$24,247	$—	$—
Level 1 (1):
Money market funds	$190,610	$—	$—	$190,610	$190,610	$—	$—
Level 2 (2):
Treasury bills	$1,485	$—	$(2)	$1,483	$—	$1,483	$—
U.S. government bonds	$9,553	$20	$(11)	$9,562	$—	$4,387	$5,175
U.S. agency securities	$23,843	$2	$(22)	$23,823	$—	$23,823	$—
Commercial paper	$16,983	$9	$(1)	$16,991	$6,908	$10,083	$—
Corporate debt securities	$47,951	$91	$(45)	$47,997	$—	$31,677	$16,320
Certificates of deposit	$3,004	$—	$—	$3,004	$—	$3,004	$—
Subtotal	$102,819	$122	$(80)	$102,860	$6,908	$74,457	$21,495
Total	$317,676	$122	$(80)	$317,717	$221,765	$74,457	$21,495
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
During each of the three months ended March 31, 2024 and year ended December 31, 2023, there were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy.
Note 5. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the three months ended March 31, 2024 (in thousands):

Amount
Balance as of December 31, 2023	$45,338
Foreign currency translation adjustments	(1,006)
Balance as of March 31, 2024	$44,332

Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$25,256	$(4,811)	$20,445	5.7
Customer relationships	4,425	(452)	3,973	11.7
Trade name / Trademarks	324	(216)	108	0.7
Total intangible assets	$30,005	$(5,479)	$24,526

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$25,829	$(3,997)	$21,832	5.9
Customer relationships	4,526	(377)	4,149	11.9
Trade name / Trademarks	331	(179)	152	0.9
Total intangible assets	$30,686	$(4,553)	$26,132
We recognized amortization expense of $1.0 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.
Note 6. Supplemental Consolidated Balance Sheet Information
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Billed accounts receivable	$48,284	$46,595
Unbilled accounts receivable	48,823	45,805
Allowance for doubtful accounts and reserves	(341)	(309)
Accounts receivable, net	$96,766	$92,091
The majority of invoices included within the unbilled accounts receivable balance are issued within the first few days of the month directly following the period of service.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid expenses	$16,024	$13,234
Deferred contract costs, current portion	4,394	4,644
Contract assets	3,330	2,772
Other receivable	6,630	6,074
Other current assets	1,032	959
Prepaid expense and other current assets	$31,410	$27,683
Property and equipment, net
Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $1.5 million and $2.4 million, respectively. Accumulated depreciation and amortization as of March 31, 2024 and December 31, 2023 was $19.8 million and $18.3 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued benefits and retirement	$9,600	$10,329
Accrued vendor liabilities	5,265	6,883
Acquisition holdback liability, current portion	3,864	4,679
Accrued bonus	3,294	11,808
Deferred revenue	5,943	2,766
Tax distributions payable to Continuing Equity Owners	2,433	2,945
Accrued commissions	2,208	3,415
Income tax payable	857	456
Other current liabilities	7,484	6,254
Accrued expenses and other liabilities	$40,948	$49,535
Other Long-term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Deferred tax liabilities	$4,020	$5,356
Asset retirement obligation	160	161
Other long-term liabilities	$4,180	$5,518
Note 7. Leases
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
Operating lease costs were $2.2 million for the three months ended March 31, 2024. Variable lease cost and short-term lease costs were immaterial during the three months ended March 31, 2024. Future minimum lease payments at March 31, 2024 under the Company’s non-cancelable leases were as follows (in thousands):

2024 (remaining nine months)	$6,934
2025	9,427
2026	8,875
2027	4,697
2028	1,136
Thereafter	1,289
Total future minimum lease payments	32,358
Less: Imputed interest	(3,579)
Present value of future minimum lease payments	28,779
Less: Current portion of operating lease liability	(7,650)
Operating lease liabilities - noncurrent	$21,129
The following table presents supplemental information for the Company's non-cancelable operating leases for the three months ended March 31, 2024 and 2023 (in thousands, except for weighted average and percentage data):

	Three Months Ended March 31,
	2024	2023
Weighted average remaining lease term	3.59	4.04
Weighted average discount rate	5.73%	4.67%
Cash paid for amounts included in the measurement of lease liabilities	$2,147	$1,905
Leased assets obtained in exchange for new lease liabilities	$7,175	$3,637

Note 8. Non-controlling Interest
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

	March 31, 2024		December 31, 2023
	Shares	Ownership %	Shares	Ownership %
Clearwater Analytics Holdings, Inc. interest in CWAN Holdings	218,155,092	88.8%	210,560,162	86.5%
Continuing Equity Owners' interest in CWAN Holdings	27,535,479	11.2%	32,795,347	13.5%
	245,690,571	100.0%	243,355,509	100.0%

Note 9. Earnings (Loss) Per Share
The following tables set forth the computation of basic and diluted net earnings (loss) per share of Class A and Class D common stock (in thousands, except share amounts and per share amounts):

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Class A	Class D	Class A	Class D
Basic net earnings (loss) attributable to Class A and Class D common stockholders
Numerator:
Allocation of net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$1,182	$716	$(1,473)	$(2,911)
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	132,839,670	80,419,793	64,825,746	128,167,828
Basic net earnings (loss) per share attributable to Class A and Class D common stockholders	$0.01	$0.01	$(0.02)	$(0.02)

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Class A	Class D	Class A	Class D
Diluted net earnings (loss) attributable to Class A and Class D common stockholders
Numerator:
Undistributed earnings (loss) for basic computation	$1,182	$716	$(1,473)	$(2,911)
Reallocation of earnings as a result of conversion of Class B common stock to Class A common stock and conversion of Class C common stock to Class D common stock	211	127	—	—
Reallocation of earnings as a result of conversion of Class D common stock to Class A common stock	843	—	—	—
Allocation of undistributed earnings (loss)	$2,236	$843	$(1,473)	$(2,911)

Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	132,839,670	80,419,793	64,825,746	128,167,828
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Stock options of Clearwater Analytics Holdings, Inc.	9,485,201	—	—	—
RSUs of Clearwater Analytics Holdings, Inc.	1,122,269	—	—	—
ESPP of Clearwater Analytics Holdings, Inc.	183,134	—	—	—
Conversion of Class B common stock to Class A stock, and conversion of Class C common stock to Class D common stock	111,191	31,296,938	—	—
Conversion of Class D common stock to Class A common stock outstanding	111,716,731	—	—	—
Weighted average number of shares of Class A and Class D common stock outstanding - diluted	255,458,196	111,716,731	64,825,746	128,167,828
Diluted net earnings (loss) per share attributable to Class A and Class D common stockholders	$0.01	$0.01	$(0.02)	$(0.02)

Shares of the Company's Class B and Class C common stock do not participate in the earnings or losses of Clearwater Analytics Holdings, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net earnings (loss) per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2024	2023
Conversion of Class B and Class C common stock	—	47,766,503
Stock options of Clearwater Analytics Holdings, Inc.	641,357	7,904,321
RSUs of Clearwater Analytics Holdings, Inc.	421,141	3,535,085
Employee stock purchase plans	—	179,314
Total	1,062,498	59,385,223

Note 10. Equity-Based Compensation
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
Options
The following table summarizes the stock option activity for the three months ended March 31, 2024 (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2023	13,245,354	$8.31	6.65	$155,438
Granted	—	—
Exercised	(626,608)	5.17		8,577
Forfeited	(22,499)	11.45
Balance - March 31, 2024	12,596,247	$8.46	5.76	$116,658
Options vested - March 31, 2024	10,362,685	$7.84		$102,347
The aggregate intrinsic value as of March 31, 2024 disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock as of March 31, 2024. As of March 31, 2024, the total unrecognized compensation expense related to unvested options was $11.2 million, which is expected to be recognized over a weighted average period of 1.0 year.
RSUs
The summary of RSU activity for the three months ended March 31, 2024 is as follows (in thousands, except per share data):

	Units Activity	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2023	13,720,137	$18.61	$278,519
Granted	3,119,544	19.27
Released	(3,344,058)	18.80
Cancelled	(571,395)	18.18
Unvested units as of March 31, 2024	12,924,228	$18.72	$228,630
The aggregate intrinsic value disclosed in the above table is based on the closing stock price on the NYSE on March 31, 2024. As of March 31, 2024, there was $195.5 million of unrecognized equity-based compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.5 years.
Employee Stock Purchase Plan
In September 2021, the Board adopted the Clearwater Analytics Holdings, Inc. 2021 Employee Stock Purchase Plan (“ESPP”). As of March 31, 2024, a total of 7,889,367 shares of Class A common stock were available for issuance under the ESPP. The offering periods are scheduled to start on June 1 and December 1 of each year. Eligible employees may purchase the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee's payroll deductions under the ESPP are limited to 10% of the employee's compensation and an employee may not purchase more than $25,000 of stock during any calendar year in which the employee’s option to purchase stock under the ESPP is outstanding at any time.
As of March 31, 2024, total unrecognized equity-based compensation costs related to ESPP were $0.3 million, which is expected to be recognized over the remaining current offering period ending May 31, 2024.
ESPP payroll contributions accrued at March 31, 2024 and December 31, 2023 totaled $2.2 million and $0.4 million, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.
Note 11. Income Taxes

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

Clearwater Analytics Holdings, Inc. is taxed as a corporation and pays corporate federal, state, and local taxes on income allocated to it from CWAN Holdings based on Clearwater Analytics Holdings, Inc.’s economic interest held in CWAN Holdings. While the Company consolidates CWAN Holdings for financial reporting purposes, the Company will not be taxed on the earnings attributed to the non-controlling interests. As a result, the income tax burden on the earnings attributed to the non-controlling interest is not reported by the Company in its condensed consolidated financial statements.

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
The following table provides details of the provision for (benefit from) income taxes:

	Three Months Ended March 31,
	2024	2023
Income (loss) before income taxes	$2,138	$(5,153)
Provision for (benefit from) income taxes	(98)	264
Effective tax rate	(4.6%)	(5.1%)
For the three months ended March 31, 2024 and March 31, 2023, the Company’s effective tax rate was different than the statutory rate primarily because of foreign taxes, equity-based compensation, the generation of tax credits and incentives, and the valuation allowance on U.S. deferred tax assets. In addition, the Company is not liable for income taxes on the portion of CWAN Holdings’ earnings that are attributable to the non-controlling interest.

The Company regularly monitors its uncertain tax positions, and as of March 31, 2024, there were no material unrecognized tax benefits that, if realized, would affect the estimated annual effective tax rate, nor do we expect any significant changes within the next 12 months.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence as of March 31, 2024, we believe that it is more likely than not that the tax benefits of the U.S. deferred tax assets may not be realized. Accordingly, we have recorded a full valuation allowance against the U.S. net deferred tax assets. In our valuation allowance evaluation, we give more weight to evidence that can be objectively verified than to evidence that cannot be objectively verified. Our consideration of the evidence requires management to make a number of significant judgements, estimates, and assumptions about highly complex and inherently uncertain matters.

Note 12. Tax Receivable Agreement Liability
Pursuant to our election under Section 754 of the Internal Revenue Code of 1986, as amended (the “Code”), we expect to obtain an increase in our share of the tax basis in the net assets of CWAN Holdings when its units are redeemed or exchanged. We intend to treat any redemptions and exchanges of CWAN Holdings units as direct purchases of the units for U.S. federal income tax purposes. These increases in our tax basis may reduce the amounts that we would otherwise pay in the future to various tax authorities. They may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
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
The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The future tax benefits related to ownership exchanges completed as of March 31, 2024 are estimated to be $490 million, of which $416 million is estimated to be the associated TRA liability.
As noted above, the Company evaluated the realizability of its U.S. deferred tax assets and has recorded a full valuation allowance against the future realization of those benefits. As such, no TRA liability related to future years has been recorded as of March 31, 2024.

Before considering the tax benefits subject to our TRA, we estimate that we will report taxable income in 2024 primarily due to capitalization of research and development expenses under Section 174 and equity-based compensation expense that has either not yet met the rules for deductibility or has had the deduction limited under Section 162(m). As there are many assumptions and considerations that impact our taxable income position in the current year, the estimate of our taxable income position (and thus, the TRA liability recognized) for the current year could change significantly. A reconciliation of the beginning and ending balance of the TRA liability is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning	$18,894	$12,200
TRA expense related to current year	$286	$105
TRA bonus expense related to the current year	$14	$—
Payments	$(2,144)	$—
Ending	$17,050	$12,305

Tax receivable agreement expense	$286	$105
TRA bonus expense in operating expenses	$14	$—
Total expense	$300	$105

As of March 31, 2024, the non-controlling interest holders held 27,535,479 units in CWAN Holdings that could, at their discretion, be exchanged for Class A shares. As units are exchanged, we may record future tax benefits and an associated TRA liability as a result of the increases in our tax basis in CWAN Holdings from the exchanges. The amount of the increase in the tax basis, the related estimated tax benefits, and the related TRA liability to be recorded will depend (among other things) on the price of the Company’s Class A stock at the time of the relevant redemption or exchange. If the non-controlling interest holders exchanged all of their units at the Company’s Class A stock price as of March 31, 2024, we estimate the future tax benefits related to these hypothetical exchanges to be $165 million, of which $140 million is estimated to be the associated TRA liability.
Note 13. Subsequent Events

In April 2024, subsequent to the balance sheet date, the Company completed its previously announced acquisition of Wilshire AxiomSM, Wilshire AtlasSM, Wilshire Abacus, and Wilshire iQComposite, the risk and performance analytics solutions businesses of Wilshire Advisors LLC, a leading global financial services firm (“Wilshire”).

Pursuant to an Asset Purchase Agreement, dated April 1, 2024, between the Company and Wilshire, the Company purchased substantially all of the assets that are related to the Wilshire AxiomSM, Wilshire AtlasSM, Wilshire Abacus and Wilshire iQComposte business from Wilshire for a cash purchase price of $40.0 million. In connection with the acquisition, the Company and Wilshire entered into a Transition Services Agreement pursuant to which Wilshire has agreed to perform certain services for a period of time with respect to the Company’s use and operation of the Acquired Assets, and a Master SaaS Agreement for Wilshire to license back the Acquired Assets for use in their retained business.

The transaction will be accounted for in accordance with the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. Due to the limited time since the acquisition date, we are currently in the process of evaluating the acquisition accounting considerations, including consideration transferred and the initial purchase price allocation in accordance with the guidance in ASC 805, Business Combinations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements included in the Annual Report on Form 10-K. As discussed in the section titled “Special Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and in the section titled “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and those discussed in the section titled “Risk Factors” in the Annual Report on Form 10-K.
Overview
Clearwater brings transparency to the opaque world of investment accounting and analytics with what we believe is the industry’s most trusted and innovative single instance, multi-tenant technology platform. Our cloud-native software allows clients to radically simplify their investment accounting operations, enabling them to focus on higher-value business functions such as asset allocation strategy and investment selection. Our platform provides comprehensive accounting, data and advanced analytics as well as highly-configurable reporting for global investment assets daily or on-demand, instead of weekly or monthly. We instill in our clients, confidence that they are making the most informed decisions about investment performance, regulatory compliance and risk.
We provide investment accounting and reporting, performance measurement, compliance monitoring and risk analytics solutions for asset managers, insurance companies, government entities, and corporations. Every day, Clearwater’s powerful platform aggregates and normalizes data on over $7.3 trillion of global invested assets for over 1,300 clients. We bring modern software to an industry that has long been dominated by difficult-to-use, high cost legacy technologies and processes, which often lack data integrity and traceability, and often require significant manual intervention. The strength of our platform is demonstrated by our approximately 80% win rate for new clients over the prior six years in deals that reached the proposal stage, as well as a NPS of 60+ and at least 98% gross retention in 20 of the last 21 quarters.
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
We have a 100% recurring revenue model, excluding revenue from professional services and license-related revenue from the JUMP acquisition. We charge our clients a fee that is based on the amount and complexity of the assets they manage on our platform as well as the breadth of the solution utilized by the client. In 2022, we transitioned our contracting structure to a framework we describe as Base+ for all new clients. A Base+ contract framework includes a base fee for a prospective or existing client’s book of business plus an incremental fee for increases in assets on the platform. This structure is designed to limit the downside volatility in our asset-based fees. We also began to amend contracts with our existing clients to either modify the structure of such contracts from a pure asset-based fee to this Base+ model or to increase the basis point price. Prior to 2022, we charged a basis point fee based on the client’s assets on the platform subject to contracted minimums. For those clients contracted prior to 2022 and whose contract has not been amended, our revenues may more significantly fluctuate with the changes in those clients’ assets. A majority of the assets on our platform are high-grade fixed income assets, which have traditionally had lower levels of volatility, enabling our highly predictable revenue streams. The Base+ model includes annual increases in the base fee and enables us to charge additional fees for supplemental services provided for certain alternative asset classes (e.g., LPx, MLx) or additional products (e.g. Prism, OMS/PMS) should the client choose to utilize those services.
Key Factors Affecting Our Performance
The growth and future success of our business depends on many factors, including those described below.
•Adding New Clients in Established End Markets: Our future growth is dependent upon our ability to continue to add new clients. We are focused on continuing to increase our client base in our established client end-markets of corporations, government entities, insurance companies and asset managers, and doing so with increasingly large and sophisticated clients. As we add clients, it takes time to fully onboard their assets to the platform. Our revenue generally increases as assets are added to the platform, while the effort to serve the client is relatively consistent over time. Therefore, we expect revenues and gross margins to increase for a client as the client transitions from the onboarding process to a steady state once assets have been onboarded. In any period, our gross margins may fluctuate based on the relative size and number of clients that we are onboarding at that time.
•Expanding and Retaining Relationships with Existing Clients: Our future growth is dependent upon retaining our existing clients and expanding our relationships with these clients through increases in the amount of their assets on our platform, or providing additional solutions and services. We have enjoyed consistent gross revenue retention rates of at least 98% in 20 of the past 21 quarters. The consistency in revenue retention creates predictability in our business and enables us to better plan our future investments. Our relationships with our clients expand as these clients add more assets to our platform, or as we provide additional solutions and services, with our quarterly net revenue retention rates (as defined below under “—Key Operating Measures”) between 106% and 110% over the past year. Clients may add assets as a result of acquiring new clients themselves or by acquiring new businesses or simply through organic growth, which produces additional assets that they manage using our platform. We believe that our client service model and technology platform are strong contributing factors in our attractive retention rates. As such, we expect to continue to invest in both our operations and research and development functions to maintain and increase our high levels of client satisfaction, which we believe will lead to strong client retention and expansion.
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
Interest Income, Net
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
Tax Receivable Agreement Expense
In connection with the IPO and related transactions, we entered into a TRA that provides for the payment by us of 85% of certain tax benefits that we realize as a result of increases in our tax basis of CWAN Holdings resulting from redemptions or exchanges of CWAN Holdings units. Tax receivable agreement expense relates to amounts that are probable of being incurred under the TRA.
Other (Income) Expense, Net
Other (income) expense, net consists of gains and losses of foreign currency and investments.

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
Key Operating Measures
We consider certain operating measures, such as annualized recurring revenue, gross retention rates and net retention rates, in measuring the performance of our business. The following table summarizes these operating measures as of the dates presented:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024
Annualized recurring revenue (in thousands)	$402,326
Gross revenue retention rate	99%
Net revenue retention rate	110%
2023
Annualized recurring revenue (in thousands)	$337,366	$349,536	$362,442	$379,096
Gross revenue retention rate	97%	98%	98%	98%
Net revenue retention rate	106%	109%	108%	107%
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
Annualized recurring revenue increased 19.3% from March 31, 2023 to March 31, 2024 on account of growth in our client base as we brought new clients onto our platform and also added additional assets onto our platform from existing clients.
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
As of March 31, 2024, the gross revenue retention rate was 99% compared to 98% as of March 31, 2023. The Company has reported a gross revenue retention rate of at least 98% for 20 out of the 21 prior quarters. We believe the consistent and high gross revenue retention rate is a testament to the value proposition that our leading solution offers.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are supplemental performance measures that our management uses to assess our operating performance. We define Adjusted EBITDA as net income (loss) plus (i) interest income, net, (ii) depreciation and amortization, (iii) equity-based compensation expense and related payroll taxes, (iv) tax receivable agreement expense, (v) transaction expenses, and (vi) other (benefit) expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.
The following tables reconcile net income (loss) to Adjusted EBITDA and include amounts expressed as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2024		2023
	(in thousands, except percentages)
Net income (loss)	$2,236	2%	$(5,417)	(6%)
Adjustments:
Interest income, net	(2,060)	(2%)	(1,356)	(2%)
Depreciation and amortization	2,550	2%	2,449	3%
Equity-based compensation expense and related payroll taxes	28,481	28%	24,507	29%
Tax receivable agreement expense	286	—%	105	—%
Transaction expenses	802	1%	1,293	2%
Other (benefit) expenses(1)	(93)	—%	960	1%
Adjusted EBITDA	32,202	31%	22,541	27%
Revenue	$102,719	100%	$84,606	100%
(1)Other (benefit) expenses includes management fees to our investors, income taxes, foreign exchange gains and losses and other expenses that are not reflective of our core operating performance including the Tax Receivable Agreement, and transaction expenses including legal, accounting, and other expenses related to the secondary offerings by the WCAS Selling Stockholders and acquisitions.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Amortization of prepaid management fees and reimbursable expenses	535	615
Provision for (benefit from) income tax expense	(98)	264
Other (income) expense, net	(530)	81
Total other (benefit) expenses	$(93)	$960

Results of Operations
The following tables set forth our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue	$102,719	$84,606
Cost of revenue(1)	28,178	24,825
Gross profit	74,541	59,781
Operating expenses:
Research and development(1)	37,676	28,100
Sales and marketing(1)	16,311	14,698
General and administrative(1)	20,720	23,306
Total operating expenses	74,707	66,104
Loss from operations	(166)	(6,323)
Interest income, net	(2,060)	(1,356)
Tax receivable agreement expense	286	105
Other (income) expense, net	(530)	81
Income (loss) before income taxes	2,138	(5,153)
Provision for (benefit from) income taxes	(98)	264
Net income (loss)	2,236	(5,417)
Less: Net income (loss) attributable to non-controlling interests	338	(1,033)
Net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$1,898	$(4,384)
(1)Amounts include equity-based compensation as follows:

Cost of revenue	$3,146	$2,243
Operating expenses:
Research and development	8,911	4,655
Sales and marketing	3,821	3,965
General and administrative	8,347	12,337
Total equity-based compensation expense	$24,225	$23,200

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Cost of revenue	27%	29%
Gross profit	73%	71%
Operating expenses:
Research and development	37%	33%
Sales and marketing	16%	17%
General and administrative	20%	28%
Total operating expenses	73%	78%
Loss from operations	0%	(7%)
Interest income, net	(2%)	(2%)
Tax receivable agreement expense	0%	0%
Other (income) expense, net	(1%)	0%
Income (loss) before income taxes	2%	(6%)
Provision for (benefit from) income taxes	0%	0%
Net income (loss)	2%	(6)%
Comparison of the three months ended March 31, 2024 and 2023 (unaudited)
Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change

Revenue	$102,719	$84,606	$18,113	21%
Revenue increased $18.1 million for the three months ended March 31, 2024 as compared to the corresponding period in 2023. The increase was on account of $9.9 million growth in our client base as we brought new clients onto our platform, as well as changes to our existing clients’ assets on our platform and increasing revenue which is not related to assets on our platform. Average assets on our platform that were billed to new and existing clients increased 17% for the three months ended March 31, 2024 as compared to the corresponding periods in 2023. Average basis point rate billed to clients increased by 2.4% for the three months ended March 31, 2024, compared to the corresponding period in 2023.
Cost of Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change

Equity-based compensation	$3,146	$2,243	$903	40%
All other cost of revenue	25,032	22,582	2,450	11%
Total cost of revenue	$28,178	$24,825	$3,353	14%
Percent of revenue	27%	29%

Cost of revenue changed as follows:

Change From 2023 to 2024 QTD
(in thousands)
Increased payroll and related	$1,860
Increased equity-based compensation	903
Increased facilities and infrastructure expenses	409
Increased depreciation and amortization	128
Other items	53
Total change	$3,353
The increase in cost of revenue for the three months ended March 31, 2024 was primarily due to increased payroll and related costs due to changes in our employee base leading to higher compensation, and increased equity-related payroll taxes for vested equity awards. In addition, cost of revenue increased due to increased equity-based compensation due to grants of additional awards to employees, increased allocation of facilities cost due to additional office space and increased depreciation and amortization related to the amortization of capitalized IT projects.
Operating Expenses
Research and Development

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change

Equity-based compensation	$8,911	$4,655	$4,256	91%
All other research and development	28,765	23,445	5,320	23%
Total research and development	$37,676	$28,100	$9,576	34%
Percent of revenue	37%	33%
Research and development expenses changed as follows:

Change From 2023 to 2024 QTD
(in thousands)
Increased equity-based compensation	4,256
Increased payroll and related	$4,138
Increased technology	1,268
Increased facilities and infrastructure expenses	190
Decreased outside services and contractors	(241)
Other items	(35)
Total change	$9,576
The increase in research and development expense for the three months ended March 31, 2024 was primarily due to increased equity-based compensation due to grants of additional awards to employees, increased payroll and related costs due to changes in our employees leading to higher compensation, increased equity-related payroll taxes for vested equity awards, increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, increased allocation of facilities cost due to additional office space. This was offset by a decreased use of outside services and contractors due to lower utilization of third-party consultants on development activities due to a focus on internal hiring of developers.

Sales and Marketing

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change

Equity-based compensation	$3,821	$3,965	$(144)	(4)%
All other sales and marketing	12,490	10,733	1,757	16%
Total sales and marketing	$16,311	$14,698	$1,613	11%
Percent of revenue	16%	17%
Sales and marketing expense changed as follows:

Change From 2023 to 2024 QTD
(in thousands)
Increased payroll and related	972
Increased marketing	356
Increased travel and entertainment	276
Increased outside services and contractors	184
Other items	(175)
Total change	$1,613
The increase in sales and marketing expense for the three months ended March 31, 2024 was primarily due to payroll and related costs as a result of merit increases, increased equity-related payroll taxes and additional employees to expand sales coverage, increased marketing due to additional marketing events and IT subscriptions supporting marketing initiatives, increased travel and entertainment expense as employees travelled more between our office locations and clients to support sales and marketing initiatives, and increased outside services and contractors due to higher utilization of third-party consultants supporting marketing initiatives.
General and Administrative

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change

Equity-based compensation	$8,347	$12,337	$(3,990)	(32)%
All other general and administrative	12,373	10,969	1,404	13%
Total general and administrative	$20,720	$23,306	$(2,586)	(11)%
Percent of revenue	20%	28%

General and administrative expenses changed as follows:

Change From 2023 to 2024 QTD
(in thousands)
Decreased equity-based compensation	$(3,990)
Decreased insurance	(154)
Increased payroll and related	611
Increased facilities and infrastructure expenses	374
Increased outside services and contractors	364
Other items	209
Total change	$(2,586)
The decrease in general and administrative expense for the three months ended March 31, 2024 was primarily due to decreased equity-based compensation expense related to JUMP acquisition awards which contained a performance criteria related to achievement of a fixed revenue threshold for JUMP revenue during the year ended December 31, 2023. In addition, general and administrative expense decreased due to decreased insurance costs for our directors and officers. This decrease was offset by increased payroll and related costs as a result of equity-related payroll taxes on vested equity awards, increased allocation of facilities cost due to additional office space, and higher utilization of professional services supporting accounting, legal and human resources.

Non-Operating Expenses

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change

Interest income, net	$(2,060)	$(1,356)	$(704)	52%
Tax receivable agreement expense	286	105	181	172%
Other (income) expense, net	$(530)	$81	$(611)	(754)%
Interest income, net increased in the three months ended March 31, 2024 due to increased interest income on our cash, cash equivalents and investments from higher interest rates, and expansion of investments.
The tax receivable agreement expense is incurred in the period in which we determine that it is probable that payments will be made under the terms of the TRA. Before considering the tax benefits subject to our TRA, we estimate that we will report taxable income in 2024 primarily due to the capitalization of research and development expenses under Section 174 and equity-based compensation expense that has either not yet met the rules for deductibility or has had the deduction limited under Section 162(m) of the Code. Therefore, we expect to utilize tax benefits subject to our TRA and have recorded the associated tax receivable agreement expense. The tax receivable agreement expense increased in the three months ended March 31, 2024 due to an increase in estimated taxable income for the year.
Other (income) expense, net relates to foreign exchange gains and losses driven by fluctuations in exchange rates, and gains and losses related to our investments.
Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	$ Change	% Change

Provision for (benefit from) income taxes	$(98)	$264	$(362)	(137)%
The movement in provision for (benefit from) income taxes for the three months ended March 31, 2024 relates to a decrease in estimated tax expense for the year. The decrease in estimated tax expense is primarily related to estimated taxable losses in France.

We currently have a full valuation allowance recorded on our U.S. net deferred tax assets. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that in the foreseeable future, sufficient positive evidence may become available that results in a conclusion that all or a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets, the recognition of the TRA liability, a decrease to income tax expense, and an increase pretax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve.
Liquidity and Capital Resources
To date, we have primarily financed our operations through cash flows from operations and financing activities.
As of March 31, 2024, we had total cash, cash equivalents and investments of $296.4 million, including cash and cash equivalents of $189.6 million, short-term investments of $77.9 million and long-term investments of $28.9 million. Cash, cash equivalents and short-term investments primarily consist of highly-liquid investments in money market funds, commercial paper, U.S. agency securities, U.S. government bonds, corporate debt securities and certificates of deposit. Long-term investments primarily consist of U.S. agency securities and corporate debt securities. In April 2024, subsequent to our reporting date, we used $40.0 million of cash to acquire the risk and performance analytics solutions businesses of Wilshire Advisors LLC. We believe our existing cash and cash equivalents will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. Our future financing requirements will depend on many factors, including our growth rate, revenue retention rates, the timing and extent of spending to support development of our platform and any future investments or acquisitions we may make. Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Risk Factors” in the Annual Report.
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$10,037	$7,935
Net cash used in investing activities	(11,800)	(32,646)
Net cash used in financing activities	(30,145)	(5,269)
Effect of exchange rate changes on cash and cash equivalents	(213)	101
Change in cash and cash equivalents during the period	$(32,121)	$(29,879)
Cash Flows from Operating Activities
Net cash provided by operating activities of $10.0 million during the three months ended March 31, 2024 was primarily the result of our net income plus non-cash charges, including equity-based compensation, operating lease expense and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, an increase in prepaid expenses and other assets, and a decrease in accrued expenses and other liabilities. Accounts receivable increased $4.7 million, which is comprised of $3.4 million from growth in revenues and $1.3 million from aging of receivable balances for certain customers due to short-term deterioration in days sales outstanding which we continue to believe are collectible. Prepaid expenses and other assets increased $4.2 million due to timing of prepaid subscriptions with software vendors. Accrued expenses and other liabilities decreased $9.4 million primarily due to payment in the first quarter of 2024 of bonuses to employees earned in 2023, offset by accrued bonus for 2024.
Net cash provided by operating activities of $7.9 million during the three months ended March 31, 2023 was primarily the result of our net loss plus non-cash charges, including equity-based compensation, tax receivable agreement expense, operating lease expense and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, an increase in prepaid expenses and other assets and a decrease in accrued expenses and other liabilities. Accounts receivable increased $6.1 million, which is comprised of $1.7 million from growth in revenues and $4.4 million from aging of receivable balances for certain customers due to short-term deterioration in days sales outstanding which we have determined to be collectible. Prepaid expenses and other assets increased $1.6 million due to security deposits related to new leases and payments to IT vendors. Accrued expenses and other liabilities decreased $6.8 million primarily due to payment in the first quarter of 2023 of bonuses to employees earned in 2022.

Cash Flows from Investing Activities
Net cash used in investing activities of $11.8 million during the three months ended March 31, 2024 was primarily due to the purchase of $31.9 million available-for-sale investments and $1.4 million attributable to the purchase of property and equipment, including internally developed software, which was offset by $21.5 million in proceeds from the sale and maturity of investments.
Net cash used in investing activities of $32.6 million during the three months ended March 31, 2023 was primarily due to the purchase of $34.2 million available-for-sale investments and $1.7 million attributable to the purchase of property and equipment, including internally developed software, which was offset by $3.2 million in proceeds from the sale and maturity of investments..
Cash Flows from Financing Activities
Net cash used in financing activities during the three months ended March 31, 2024 was $30.1 million, of which $28.8 million was used to pay tax withholding on behalf of employees related to net share settlement, $0.8 million was used for the payment of the holdback liability related to the JUMP acquisition, and $0.7 million was used for repayment of borrowings, which was partially offset by $0.1 million of proceeds from the exercise of options.
Net cash provided by financing activities during the three months ended March 31, 2023 was $5.3 million, of which $7.3 million was used to pay taxes related to net share settlement, and $0.7 million used in the repayment of borrowings, which was partially offset by $2.7 million of proceeds from the exercise of options.
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
Recent Accounting Pronouncements
There are no recent accounting pronouncements during the three months ended March 31, 2024.
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
Interest Rate Risk
We have interest rate risk relating to debt and associated interest expense under the New Credit Agreement, which has been amended to be indexed to SOFR. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical increase or decrease in SOFR of 100 basis points would increase or decrease, respectively, our interest expense or income by approximately $0.2 million on an annual basis, based on our $47.9 million debt balance under the New Credit Agreement at March 31, 2024.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective as of such date due to the material weakness in internal control over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
In light of the material weakness, management performed additional analysis and other procedures to ensure that our condensed consolidated financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented, in accordance with U.S. GAAP.
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
Ongoing Remediation of Previously Identified Material Weakness
Our management is committed to maintaining a strong internal control environment. In response to the material weakness identified above, management, under the oversight of the Audit Committee, is designing and implementing actions to remediate the control deficiencies contributing to the material weakness.These remediation actions are ongoing and include or are expected to include:
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
As we continue to evaluate and enhance our internal control over financial reporting, we may determine that additional measures to address the material weaknesses or adjustments to the remediation plan may be required. Once controls are designed and implemented, the controls must be operating effectively for a sufficient period of time and be tested by management in order to consider them remediated and conclude that the design is effective to address the risks of material misstatement.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities.
There were no sales of unregistered equity securities during the three months ended March 31, 2024.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

During the three months ended March 31, 2024, each of the following directors and/or officers adopted a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K. All trading plans that were adopted during the period were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, and our policies regarding transactions in our securities.

	Date	Action	Expiration Date	Total Shares Subject to Plan
Scott Erickson, Chief Revenue Officer	March 8, 2024	Adoption	December 31, 2024	141,544
James Cox, Chief Financial Officer	March 11, 2024	Adoption	June 15, 2026	448,800
Souvik Das, Chief Technology Officer	March 13, 2024	Adoption	December 31, 2024	75,000

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

Clearwater Analytics Holdings, Inc.

Date: May 2, 2024	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)