Form 10-Q
period 2024-06-30
Clearwater Analytics Holdings, Inc.
filed 2024-08-01
CIK 1866368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 26, 2024, the number of outstanding shares of the registrant’s common stock was:
160,483,489 shares of Class A common stock.
111,191 shares of Class B common stock.
27,424,288 shares of Class C common stock.
58,304,726 shares of Class D common stock.

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
•“AAA” refers to Wilshire AxiomSM, Wilshire AtlasSM, Wilshire Abacus, and Wilshire iQComposite.
•“Acquisition” refers to the acquisition of Wilshire AxiomSM, Wilshire AtlasSM, Wilshire Abacus, and Wilshire iQComposite and the associated workforce and customer contracts by Clearwater Analytics, LLC.
•“Acquisition Date” refers to April 22, 2024.
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
•“QTD” for any given year means the three months ended June 30 of that year.
•“SaaS” refers to Software-as-a-Service.
•“SEC” refers to the Securities and Exchange Commission.
•“Securities Act” refers to the Securities Act of 1933, as amended.
•“Secondary Offerings” refers to the sale by certain affiliates of Welsh Carson, Warburg Pincus and Permira, as applicable, of an aggregate of 14,950,000, 10,000,000, 20,000,000, 17,000,000, 16,250,000 and 12,000,000 shares of Class A common stock in underwritten secondary public offerings entered into on March 8, 2023, June 15, 2023, November 6, 2023, November 30, 2023, March 6, 2024 and June 10, 2024, respectively.
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
•“Wilshire” refers to Wilshire Advisors LLC.
•“Wilshire Technology” refers collectively, to Wilshire AxiomSM, Wilshire AtlasSM, Wilshire Abacus and Wilshire iQComposite.

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
•our failure to successfully integrate acquisitions, including the Wilshire Technology acquisition, could strain our resources. In addition, there are significant risks associated with growth through acquisitions, which may materially adversely affect our business, financial condition or results of operations;
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts and per share amounts, unaudited)

	June 30	December 31
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$190,095	$221,765
Short-term investments	67,819	74,457
Accounts receivable, net	97,220	92,091
Prepaid expenses and other current assets	27,577	27,683
Total current assets	382,711	415,996
Property and equipment, net	15,158	15,349
Operating lease right-of-use assets, net	28,084	22,554
Deferred contract costs, non-current	5,845	6,439
Intangible assets, net	34,607	26,132
Goodwill	72,245	45,338
Long-term investments	39,718	21,495
Other non-current assets	6,779	5,440
Total assets	$585,147	$558,743
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,962	$3,062
Accrued expenses and other current liabilities	49,844	49,535
Notes payable, current portion	2,750	2,750
Operating lease liability, current portion	7,696	6,551
Tax receivable agreement liability	16,749	18,894
Total current liabilities	80,001	80,792
Notes payable, less current maturities and unamortized debt issuance costs	45,183	45,828
Operating lease liability, less current portion	21,306	16,948
Tax receivable agreement, less current portion	6,500	—
Other long-term liabilities	3,486	5,518
Total liabilities	156,476	149,086
Stockholders' Equity
Class A common stock, par value $0.001 per share; 1,500,000,000 shares authorized, 160,421,799 shares issued and outstanding as of June 30, 2024, 127,604,185 shares issued and outstanding as of December 31, 2023	160	128
Class B common stock, par value $0.001 per share; 500,000,000 shares authorized, 111,191 shares issued and outstanding as of June 30, 2024, 111,191 shares issued and outstanding as of December 31, 2023	—	—
Class C common stock, par value $0.001 per share; 500,000,000 shares authorized, 27,424,288 shares issued and outstanding as of June 30, 2024, 32,684,156 shares issued and outstanding as of December 31, 2023	27	33
Class D common stock, par value $0.001 per share; 500,000,000 shares authorized, 58,304,726 shares issued and outstanding as of June 30, 2024, 82,955,977 shares issued and outstanding as of December 31, 2023	58	83
Additional paid-in-capital	549,580	532,507
Accumulated other comprehensive income	832	2,909
Accumulated deficit	(170,050)	(181,331)
Total stockholders' equity attributable to Clearwater Analytics Holdings, Inc.	380,607	354,329
Non-controlling interests	48,064	55,328
Total stockholders' equity	428,671	409,657
Total liabilities and stockholders' equity	$585,147	$558,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share amounts and per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$106,791	$89,879	$209,510	$174,485
Cost of revenue(1)	29,890	26,954	58,069	51,779
Gross profit	76,901	62,925	151,441	122,706
Operating expenses:
Research and development(1)	35,360	29,848	73,036	57,948
Sales and marketing(1)	15,169	14,331	31,480	29,029
General and administrative(1)	22,528	25,871	43,248	49,177
Total operating expenses	73,057	70,050	147,764	136,154
Income (loss) from operations	3,844	(7,125)	3,677	(13,448)
Interest income, net	(1,841)	(1,333)	(3,901)	(2,689)
Tax receivable agreement expense	5,915	6,573	6,201	6,678
Other income, net	(585)	(315)	(1,115)	(234)
Income (loss) before income taxes	355	(12,050)	2,492	(17,203)
Provision for (benefit from) income taxes	79	(174)	(19)	90
Net income (loss)	276	(11,876)	2,511	(17,293)
Less: Net income (loss) attributable to non-controlling interests	706	(955)	1,044	(1,988)
Net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(430)	$(10,921)	$1,467	$(15,305)

Net income (loss) per share attributable to Class A and Class D common stockholders stock:
Basic	$(0.00)	$(0.06)	$0.01	$(0.08)
Diluted	$(0.00)	$(0.06)	$0.01	$(0.08)

Weighted average shares of Class A and Class D common stock outstanding:
Basic	218,349,567	198,046,275	215,804,515	195,865,881
Diluted	218,349,567	198,046,275	254,208,965	195,865,881

(1)Amounts include equity-based compensation as follows:

Cost of revenue	$3,273	$3,248	$6,419	$5,491
Operating expenses:
Research and development	9,182	5,971	18,093	10,626
Sales and marketing	2,692	3,246	6,513	7,211
General and administrative	9,711	16,105	18,058	28,442
Total equity-based compensation expense	$24,858	$28,570	$49,083	$51,770
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$276	$(11,876)	$2,511	$(17,293)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(483)	(13)	(2,247)	1,361
Unrealized loss on available-for-sale investments	(60)	(320)	(126)	(279)
Comprehensive income (loss)	$(267)	$(12,209)	$138	$(16,211)
Less: Comprehensive income (loss) attributable to non-controlling interests	(61)	(1,015)	(296)	(1,767)
Comprehensive income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(206)	$(11,194)	$434	$(14,444)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity
(In thousands, except share amounts, unaudited)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2023	127,604,185	$128	111,191	$—	32,684,156	$33	82,955,977	$83	$532,507	$2,909	$(181,331)	$55,328	$409,657
Exercise of options to purchase common stock	626,608	—	—	—	—	—	—	—	91	—	—	13	104
Restricted stock units released	3,344,058	3	—	—	—	—	—	—		—	—		3
Shares withheld for net share settlement and other	(1,635,604)	(1)	—	—	—	—	—	—	(25,083)	—	—	(3,691)	(28,775)
Equity-based compensation	—	—	—	—	—	—	—	—	21,197	—	—	3,119	24,316
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,537)	—	(227)	(1,764)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(58)	—	(8)	(66)
Net income	—	—	—	—	—	—	—	—	—	—	1,898	338	2,236
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	505	505
Effect of LLC unit exchanges	16,250,000	16	—	—	(5,259,868)	(5)	(10,990,132)	(11)	—	—	9,830	(9,830)	—
Balance at March 31, 2024	146,189,247	$146	111,191	$—	27,424,288	$27	71,965,845	$72	$528,712	$1,314	$(169,603)	$45,547	$406,215
Exercise of options to purchase common stock	836,970	1	—	—	—	—	—	—	5	—	—	—	6
Restricted stock units released	199,874	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for net share settlement and other	(638,679)	(1)	—	—	—	—	—	—	(3,824)	—	—	(482)	(4,307)
ESPP shares issued	173,268	—	—	—	—	—	—	—	2,482	—	—	313	2,795
Equity-based compensation	—	—	—	—	—	—	—	—	22,205	—	—	2,800	25,005
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(429)	—	(54)	(483)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(53)	—	(7)	(60)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(430)	706	276
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(776)	(776)
Effect of LLC unit exchanges	13,661,119	14	—	—	—	—	(13,661,119)	(14)	—	—	(17)	17	—
Balance at June 30, 2024	160,421,799	$160	111,191	$—	27,424,288	$27	58,304,726	$58	$549,580	$832	$(170,050)	$48,064	$428,671

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2022	61,148,890	$61	1,439,251	$1	47,377,587	$47	130,083,755	$130	$455,320	$609	$(186,647)	$68,865	$338,386
Exercise of options to purchase common stock	790,873	1	—	—	—	—	—	—	2,158	—	—	534	2,693
Restricted stock units released	1,150,785	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for net share settlement and other	(661,451)	—	—	—	—	—	—	—	(5,832)	—	—	(1,443)	(7,275)
Equity-based compensation	—	—	—	—	—	—	—	—	18,680	—	—	4,621	23,301
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,101	—	273	1,374
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	33	—	8	41
Net loss	—	—	—	—	—	—	—	—	—	—	(4,384)	(1,033)	(5,417)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	362	362
Effect of LLC unit exchanges	14,975,000	15	(25,000)	—	(4,823,901)	(5)	(10,126,099)	(10)	—	—	7,743	(7,743)	—
Balance at March 31, 2023	77,404,097	$77	1,414,251	$1	42,553,686	$43	119,957,656	$120	$470,326	$1,742	$(183,288)	$64,444	$353,465
Exercise of options to purchase common stock	334,226	—	—	—	—	—	—	—	398	—	—	88	486
Restricted stock units released	114,392	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for net share settlement and other	(175,295)	—	—	—	—	—	—	—	(961)	—	—	(211)	(1,172)
ESPP shares issued	189,390	—	—	—	—	—	—	—	2,128	—	—	467	2,595
Equity-based compensation	—	—	—	—	—	—	—	—	23,552	—	—	5,170	28,722
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(11)	—	(2)	(13)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(262)	—	(58)	(320)
Net loss	—	—	—	—	—	—	—	—	—	—	(10,921)	(955)	(11,876)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(1,161)	(1,161)
Effect of LLC unit exchanges	10,012,066	10	(12,066)	—	(3,215,940)	(3)	(6,784,060)	(7)	—	—	5,085	(5,085)	—
Balance at June 30, 2023	87,878,876	$88	1,402,185	$1	39,337,746	$39	113,173,596	$113	$495,444	$1,469	$(189,124)	$62,696	$370,726
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$2,511	$(17,293)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,491	4,860
Noncash operating lease cost	4,545	3,769
Equity-based compensation	49,083	51,770
Amortization of deferred contract acquisition costs	2,413	2,351
Amortization of debt issuance costs, included in interest expense	140	139
Deferred tax benefit	(1,992)	(210)
Accretion of discount on investments	(1,177)	(396)
Realized (gain) loss on investments	24	(89)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,718)	(9,898)
Prepaid expenses and other assets	(1,093)	(540)
Deferred contract acquisition costs	(1,771)	(1,287)
Accounts payable	335	100
Accrued expenses and other liabilities	(4,183)	(11,204)
Tax receivable agreement liability	4,355	7,000
Net cash provided by operating activities	53,963	29,072
INVESTING ACTIVITIES
Purchases of property and equipment	(2,947)	(3,293)
Purchase of held to maturity investments	(3,009)	—
Purchases of available-for-sale investments	(67,390)	(91,684)
Proceeds from sale of available-for-sale investments	—	5,950
Proceeds from maturities of investments	59,842	3,242
Acquisition of business, net of cash acquired	(40,121)	—
Payment of initial direct costs for operating leases	(104)	—
Net cash used in investing activities	(53,729)	(85,785)
FINANCING ACTIVITIES
Proceeds from exercise of options	109	3,179
Taxes paid related to net share settlement of equity awards	(33,081)	(8,447)
Repayments of borrowings	(688)	(1,374)
Payment of business acquisition holdback liability	(780)	—
Proceeds from employee stock purchase plan	2,795	2,595
Tax distributions	(8)	—
Net cash used in financing activities	(31,653)	(4,047)
Effect of exchange rate changes on cash and cash equivalents	(251)	252
Change in cash and cash equivalents during the period	(31,670)	(60,508)
Cash and cash equivalents, beginning of period	221,765	250,724
Cash and cash equivalents, end of period	$190,095	$190,216
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,762	$2,220
Cash paid for income taxes	$590	$1,068
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment included in accounts payable and accrued expense	$55	$1
Tax distributions payable to Continuing Equity Owners included in accrued expenses	$3,209	$3,994
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
The Company headquarters is located in Boise, ID, and we operate in five offices throughout the U.S. and seven offices internationally.
Secondary Offerings
As required by the Registration Rights Agreement dated September 28, 2021, the Company participated in multiple underwritten offerings of shares held by our Principal Equity Owners during the year ended December 31, 2023 and in the three and six months ended June 30, 2024.
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
Pursuant to underwriting agreements executed on November 6 and November 30, 2023, certain affiliates of Welsh Carson, Warburg Pincus and Permira (the “Selling Stockholders”) sold 20,000,000 and 17,000,000 shares, respectively, of Class A common stock in underwritten secondary public offerings. As part of these secondary offerings, the Selling Stockholders exchanged a total of 6,653,590 shares of Class C common stock, together with corresponding LLC Interests of CWAN Holdings, and 30,212,119 shares of Class D common stock for an equivalent number of shares of Class A common stock that were purchased by the underwriter. The Company did not sell any securities in these secondary offerings and did not receive any proceeds from the sale of the shares sold by the Selling Stockholders. The Company incurred $0.5 million in expenses associated with these secondary offerings in the year ended December 31, 2023 which were recorded as general and administrative expenses.
Pursuant to an underwriting agreement executed on March 6, 2024, WCAS Selling Stockholders sold 16,250,000 shares of Class A common stock in an underwritten secondary public offering. As part of the secondary public offering the WCAS Selling Stockholders exchanged a total of 5,259,868 shares of Class C common stock and 10,990,132 shares of Class D common stock, and corresponding units in CWAN Holdings, for an equivalent number of shares of Class A common stock that were purchased by the underwriter. The Company did not sell any securities in the secondary offering and did not receive any proceeds from the sale of the shares sold by the WCAS Selling Stockholders. The Company incurred $0.2 million in expenses associated with the secondary offering in the three months ended March 31, 2024, which were recorded as general and administrative expenses.
Pursuant to an underwriting agreement executed on June 10, 2024, certain affiliates of Warburg Pincus and Permira (the “Warburg Pincus and Permira Selling Stockholders”) sold 12,000,000 shares of Class A common stock in an underwritten secondary offering. As part of this secondary offering, the Warburg Pincus and Permira Selling Stockholders exchanged a total of 11,917,765 shares of Class D common stock for an equivalent number of shares of Class A common stock that were purchased by the underwriter. The Company did not sell any securities in this secondary offering and did not receive any proceeds from the sale of the shares sold by the Warburg Pincus and Permira Selling Stockholders. The

Company incurred $0.2 million in expenses associated with this secondary offering in the three and six months ended June 30, 2024, which were recorded as general and administrative expenses.
As of June 30, 2024, the Company owns 88.8% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class B and Class C common stock own the remaining 11.2% of the interests in CWAN Holdings. The attributes of the Company's classes of common stock are summarized in the following table:

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
Significant Accounting Policies
The Company's significant accounting policies are discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes during the three and six months ended June 30, 2024.

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
For Licenses, the Company's remaining performance obligations represent the transaction price allocated to maintenance and support performance obligations that have yet to be satisfied. The following table includes estimated revenue expected to be recognized in the future related to maintenance and support performance obligations that are partially satisfied (in thousands):

	Remainder of 2024	2025	2026	2027	2028	Thereafter
Revenue expected to be recognized in the future as of June 30, 2024	$888	$902	$536	$277	$160	$—
Of the total revenue recognized for the three and six months ended June 30, 2024, $0.7 million and $1.9 million, respectively, was included in the deferred revenue balance as of December 31, 2023. Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were not material. Contract asset balances classified as current are $2.6 million and $2.8 million as of June 30, 2024 and December 31, 2023, respectively. Contract asset balances classified as non-current are $0.6 million and $1.9 million as of June 30, 2024 and December 31, 2023, respectively.
The following table presents the Company’s revenue disaggregated by geography, based on billing address of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$87,937	$74,203	$171,288	$144,262
Rest of World	18,854	15,676	38,222	30,223
Total revenue	$106,791	$89,879	$209,510	$174,485
Note 4. Cash, Cash Equivalents and Investments
The following tables show the Company’s cash, cash equivalents and investments by significant investment category as of June 30, 2024 and December 31, 2023 in accordance with the fair value hierarchy (in thousands):

	June 30, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$17,227	$—	$—	$17,227	$17,227	$—	$—
Level 1 (1):
Money market funds	$169,327	$—	$—	$169,327	$169,327	$—	$—
Level 2 (2):
Treasury bills	$996	$—	$—	$996	$—	$996	$—
U.S. government bonds	$32,242	$2	$(44)	$32,201	$3,541	$17,119	$11,541
U.S. agency securities	$9,360	$—	$(16)	$9,345	$—	$5,474	$3,871
Commercial paper	$15,293	$—	$(5)	$15,288	$—	$15,288	$—
Corporate debt securities	$50,260	$35	$(56)	$50,239	$—	$25,933	$24,306
Certificates of deposit	$3,009	$—	$—	$3,009	$—	$3,009	$—
Subtotal	$111,160	$37	$(121)	$111,078	$3,541	$67,819	$39,718
Total	$297,714	$37	$(121)	$297,632	$190,095	$67,819	$39,718

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$24,247	$—	$—	$24,247	$24,247	$—	$—
Level 1 (1):
Money market funds	$190,610	$—	$—	$190,610	$190,610	$—	$—
Level 2 (2):
Treasury bills	$1,485	$—	$(2)	$1,483	$—	$1,483	$—
U.S. government bonds	$9,553	$20	$(11)	$9,562	$—	$4,387	$5,175
U.S. agency securities	$23,843	$2	$(22)	$23,823	$—	$23,823	$—
Commercial paper	$16,983	$9	$(1)	$16,991	$6,908	$10,083	$—
Corporate debt securities	$47,951	$91	$(45)	$47,997	$—	$31,677	$16,320
Certificates of deposit	$3,004	$—	$—	$3,004	$—	$3,004	$—
Subtotal	$102,819	$122	$(80)	$102,860	$6,908	$74,457	$21,495
Total	$317,676	$122	$(80)	$317,717	$221,765	$74,457	$21,495
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
During the six months ended June 30, 2024 and year ended December 31, 2023, there were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy.
Note 5. Business Combinations
On April 22, 2024, we completed our acquisition of Wilshire AxiomSM, Wilshire AtlasSM, Wilshire Abacus (“AAA”), and Wilshire iQComposite, which together (the “Wilshire Technology”) comprise the risk and performance analytics solutions businesses of Wilshire Advisors LLC, (“Wilshire”) a leading global financial services firm. Included in the transaction, we acquired the employee base and all customer contracts associated with the Wilshire Technology.Following the acquisition, the Wilshire Technology is co-branded as Clearwater Wilshire Analytics and enables clients to calculate performance and risk attribution, assist with security-level portfolio construction, access high-quality portfolio models, and identify investment opportunities that maximize returns and mitigate risk. The total purchase consideration for the acquisition of the Wilshire Technology was $40.1 million in cash, paid upon completion of the acquisition. In connection with the acquisition, the Company and Wilshire entered into a Transition Services Agreement pursuant to which Wilshire agreed to perform certain services for a period of time with respect to the Company’s use and operation of the Wilshire Technology, and a Master SaaS Agreement for Wilshire to license back the underlying technology for use in their retained business. We expensed acquisition-related costs in the amount of $1.3 million in general and administrative expenses in the three months ended June 30, 2024.
We have accounted for this transaction as a business combination and allocated the fair value of the consideration to the assets acquired as well as liabilities assumed, based on their estimated fair values. The excess of the purchase price over the fair values of these identifiable assets and liabilities was recorded as goodwill. The preliminary allocated fair value is summarized as follows (in thousands):

Fair Value
Accounts receivable	$412
Prepaid expenses	325
Intangible assets	11,700
Goodwill	28,237
Deferred revenue	(552)
Cash paid for acquisition of business	$40,121
Goodwill generated from this business combination is primarily attributable to the assembled workforce, expected post-acquisition synergies from integrating the Wilshire Technology into our platform and the expansion of product offerings to our existing global customer base. The goodwill is deductible for income tax purposes.
The following table presents details of the preliminary fair values of identified intangible assets acquired (in thousands, except years):

	Fair Value	Estimated Useful Life
Developed technology - AAA	$9,100	5 years
Developed technology - iQComposite	900	6 years
Customer relationships	1,350	11 years
Trademarks	350	3 years
Total	$11,700
The identified intangible assets are measured at fair value as Level III in accordance with the fair value hierarchy.

Note 6. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the six months ended June 30, 2024 (in thousands):

Amount
Balance as of December 31, 2023	$45,338
Goodwill acquired	28,237
Foreign currency translation adjustments	(1,330)
Balance as of June 30, 2024	$72,245

Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$35,071	$(6,043)	$29,028	5.4
Customer relationships	5,743	(558)	5,185	11.2
Trade name / Trademarks	671	(277)	394	2.5
Total intangible assets	$41,485	$(6,878)	$34,607

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$25,829	$(3,997)	$21,832	5.9
Customer relationships	4,526	(377)	4,149	11.9
Trade name / Trademarks	331	(179)	152	0.9
Total intangible assets	$30,686	$(4,553)	$26,132
We recognized amortization expense of $1.4 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively, and of $2.5 million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively.
Note 7. Supplemental Consolidated Balance Sheet Information
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Billed accounts receivable	$48,705	$46,595
Unbilled accounts receivable	48,828	45,805
Allowance for credit losses	(313)	(309)
Accounts receivable, net	$97,220	$92,091
The majority of invoices included within the unbilled accounts receivable balance are issued within the first few days of the month directly following the period of service.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid expenses	$14,538	$13,234
Deferred contract costs, current portion	4,596	4,644
Contract assets	2,561	2,772
Other receivable	5,043	6,074
Other current assets	840	959
Prepaid expenses and other current assets	$27,577	$27,683
Property and equipment, net
Depreciation and amortization expense for the three months ended June 30, 2024 and 2023 was $1.5 million and $1.3 million, respectively, and for the six months ended June 30, 2024 and 2023 was $3.0 million and $2.7 million, respectively. Accumulated depreciation and amortization as of June 30, 2024 and December 31, 2023 was $21.2 million and $18.3 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued benefits and retirement	$7,102	$10,329
Accrued vendor liabilities	7,257	6,883
Acquisition holdback liability	3,904	4,679
Accrued bonus	6,762	11,808
Deferred revenue	10,795	2,766
Tax distributions payable to Continuing Equity Owners	3,209	2,945
Accrued commissions	1,930	3,415
Income tax payable	1,010	456
Other current liabilities	7,875	6,254
Accrued expenses and other liabilities	$49,844	$49,535
Other Long-term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Deferred tax liabilities	$3,325	$5,356
Asset retirement obligation	161	161
Other long-term liabilities	$3,486	$5,518
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

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes initial direct costs incurred and excludes lease incentives. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent) separately from the non-lease components (e.g., common-area maintenance costs).
Operating lease costs were $2.3 million and $4.5 million for the three and six months ended June 30, 2024, respectively. Variable lease cost and short-term lease costs were immaterial during the three and six months ended June 30, 2024. Future minimum lease payments at June 30, 2024 under the Company’s non-cancelable leases were as follows (in thousands):

2024 (remaining six months)	$4,449
2025	9,658
2026	9,106
2027	4,647
2028	1,698
Thereafter	3,125
Total future minimum lease payments	32,683
Less: Imputed interest	(3,681)
Present value of future minimum lease payments	29,002
Less: Current portion of operating lease liability	(7,696)
Operating lease liabilities - noncurrent	$21,306
The following table presents supplemental information for the Company's non-cancelable operating leases for the six months ended June 30, 2024 and 2023 (in thousands, except for weighted average and percentage data):

	Six Months Ended June 30,
	2024	2023
Weighted average remaining lease term	3.84	3.81
Weighted average discount rate	5.69%	4.69%
Cash paid for amounts included in the measurement of lease liabilities	$4,459	$1,973
Leased assets obtained in exchange for new lease liabilities	$9,159	$3,637

Note 9. Non-controlling Interest
The Company is the sole managing member of CWAN Holdings, and has the sole voting interest in, and control of the management of CWAN Holdings. As a result, the Company consolidates the financial results of CWAN Holdings. The non-controlling interest on our condensed consolidated balance sheet relates to the interests of CWAN Holdings held by the Continuing Equity Owners. The ownership of the LLC interests is summarized as follows:

	June 30, 2024		December 31, 2023
	Shares	Ownership %	Shares	Ownership %
Clearwater Analytics Holdings, Inc. interest in CWAN Holdings	218,726,525	88.8%	210,560,162	86.5%
Continuing Equity Owners' interest in CWAN Holdings	27,535,479	11.2%	32,795,347	13.5%
	246,262,004	100.0%	243,355,509	100.0%

Note 10. Earnings (Loss) Per Share
The following tables set forth the computation of basic and diluted net earnings (loss) per share of Class A and Class D common stock (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Class A	Class D	Class A	Class D
Basic net earnings (loss) attributable to Class A and Class D common stockholders
Numerator:
Allocation of net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(294)	$(136)	$959	$508
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	149,405,616	68,943,951	141,122,643	74,681,872
Basic net earnings (loss) per share attributable to Class A and Class D common stockholders	$(0.00)	$(0.00)	$0.01	$0.01

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Class A	Class D	Class A	Class D
Basic and diluted net loss attributable to Class A and Class D common stockholders
Numerator:
Allocation of net loss attributable to Clearwater Analytics, Inc.	$(4,368)	$(6,553)	$(5,656)	$(9,649)
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic and diluted	79,206,871	118,839,404	72,388,035	123,477,845
Basic and diluted net loss per share attributable to Class A and Class D common stockholders	$(0.06)	$(0.06)	$(0.08)	$(0.08)

	Six Months Ended June 30, 2024
	Class A	Class D
Diluted net earnings attributable to Class A and Class D common stockholders
Numerator:
Undistributed earnings for basic computation	$959	$508
Reallocation of earnings as a result of conversion of Class B common stock to Class A common stock and conversion of Class C common stock to Class D common stock	683	361
Reallocation of earnings as a result of conversion of Class D common stock to Class A common stock	869	—
Allocation of undistributed earnings	$2,511	$869

Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	141,122,643	74,681,872
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Stock options of Clearwater Analytics Holdings, Inc.	8,654,260	—
RSUs of Clearwater Analytics Holdings, Inc.	2,166,169	—
ESPP of Clearwater Analytics Holdings, Inc.	48,542	—
Conversion of Class B common stock to Class A stock, and conversion of Class C common stock to Class D common stock	111,191	27,424,288
Conversion of Class D common stock to Class A common stock outstanding	102,106,160	—
Weighted average number of shares of Class A and Class D common stock outstanding - diluted	254,208,965	102,106,160
Diluted net earnings per share attributable to Class A and Class D common stockholders	$0.01	$0.01
The computation of diluted net earnings per share for the three months ended June 30, 2024 and the three and six months ended June 30, 2023 is not separately presented as the Company was in a net loss position in such periods.
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
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net earnings (loss) per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Conversion of Class B and Class C common stock	27,535,479	43,105,127	—	45,657,312
Stock options of Clearwater Analytics Holdings, Inc.	9,010,390	9,839,839	867,859	10,168,188
RSUs of Clearwater Analytics Holdings, Inc.	1,185,552	1,079,149	358,356	4,542,512
Employee stock purchase plans	155,632	15,574	—	28,818
Total	37,887,053	54,039,689	1,226,215	60,396,830

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
Options
The following table summarizes the stock option activity for the six months ended June 30, 2024 (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2023	13,245,354	$8.31	6.65	$155,438
Granted	—	—
Exercised	(1,463,577)	7.53		16,736
Forfeited	(385,851)	12.55
Balance - June 30, 2024	11,395,926	$8.26	5.44	$117,109
Options vested - June 30, 2024	9,922,661	$7.88		$105,735
The aggregate intrinsic value as of June 30, 2024 disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock as of June 30, 2024. As of June 30, 2024, the total unrecognized compensation expense related to unvested options was $6.5 million, which is expected to be recognized over a weighted average period of 0.7 years.
RSUs
The summary of RSU activity for the six months ended June 30, 2024 is as follows (in thousands, except per share data):

	Units Activity	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2023	13,720,137	$18.61	$278,519
Granted	3,380,257	19.17
Released	(3,543,932)	21.16
Cancelled	(878,334)	18.57
Unvested units as of June 30, 2024	12,678,128	$18.73	$234,799
The aggregate intrinsic value disclosed in the above table is based on the closing stock price on the NYSE on June 30, 2024. As of June 30, 2024, there was $172.3 million of unrecognized equity-based compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.3 years.
Employee Stock Purchase Plan
In September 2021, the Board adopted the Clearwater Analytics Holdings, Inc. 2021 Employee Stock Purchase Plan (“ESPP”). As of January 1, 2024, a total of 7,552,185 shares of Class A common stock were available for issuance under the ESPP. The offering periods are scheduled to start on June 1 and December 1 of each year. Eligible employees may purchase the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee's payroll deductions under the ESPP are limited to 10% of the employee's compensation and an employee may not purchase more than $25,000 of stock during any calendar year in which the employee’s option to purchase stock under the ESPP is outstanding at any time.
As of June 30, 2024, total unrecognized equity-based compensation costs related to ESPP were $0.6 million, which is expected to be recognized over the remaining current offering period ending November 30, 2024.
ESPP payroll contributions accrued at June 30, 2024 and December 31, 2023 totaled $0.4 million and $0.4 million, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.
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
The following table provides details of the provision for (benefit from) income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income (loss) before income taxes	$355	$(12,050)	$2,492	$(17,203)
Provision for (benefit from) income taxes	79	(174)	(19)	90
Effective tax rate	22.3%	1.4%	(0.8%)	(0.5%)
For the three and six months ended June 30, 2024 and June 30, 2023, the Company’s effective tax rate was different than the statutory rate primarily because of foreign taxes, equity-based compensation, the generation of tax credits and incentives, and the valuation allowance on U.S. deferred tax assets. In addition, the Company is not liable for income taxes on the portion of CWAN Holdings’ earnings that are attributable to the non-controlling interest.

The Company regularly monitors its uncertain tax positions, and as of June 30, 2024, there were no material unrecognized tax benefits that, if realized, would affect the estimated annual effective tax rate, nor do we expect any significant changes within the next 12 months.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence as of June 30, 2024, we believe that it is more likely than not that the tax benefits of the U.S. deferred tax assets may not be realized. Accordingly, we have recorded a full valuation allowance against the U.S. net deferred tax assets. In our valuation allowance evaluation, we give more weight to evidence that can be objectively verified than to evidence that cannot be objectively verified. Our consideration of the evidence requires management to make a number of significant judgements, estimates, and assumptions about highly complex and inherently uncertain matters.

Note 13. Tax Receivable Agreement Liability
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
The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The future tax benefits related to ownership exchanges completed as of June 30, 2024 are estimated to be $490 million, of which $416 million is estimated to be the associated TRA liability.
As noted above, the Company evaluated the realizability of its U.S. deferred tax assets and has recorded a full valuation allowance against the future realization of those benefits. As such, no TRA liability related to future years has been recorded as of June 30, 2024.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning	$17,050	$12,305	$18,894	$12,200
TRA expense related to current year	5,915	6,573	6,201	6,678
TRA bonus expense related to the current year	285	322	299	322
Payments	—	—	(2,144)	—
Ending	$23,249	$19,200	$23,249	$19,200

Tax receivable agreement expense	5,915	6,573	6,201	6,678
TRA bonus expense in operating expenses	285	322	299	322
Total expense	$6,200	$6,895	$6,500	$7,000

As of June 30, 2024, the non-controlling interest holders held 27,535,479 units in CWAN Holdings that could, at their discretion, be exchanged for Class A shares. As units are exchanged, we may record future tax benefits and an associated TRA liability as a result of the increases in our tax basis in CWAN Holdings from the exchanges. The amount of the increase in the tax basis, the related estimated tax benefits, and the related TRA liability to be recorded will depend (among other things) on the price of the Company’s Class A stock at the time of the relevant redemption or exchange. If the non-controlling interest holders exchanged all of their units at the Company’s Class A stock price as of June 30, 2024, we estimate the future tax benefits related to these hypothetical exchanges to be $173 million, of which $147 million is estimated to be the associated TRA liability.

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
We provide investment accounting and reporting, performance measurement, compliance monitoring and risk analytics solutions for asset managers, insurance companies, government entities, and corporations. Every day, Clearwater’s powerful platform aggregates and normalizes data on over $7.3 trillion of global invested assets for over 1,300 clients. We bring modern software to an industry that has long been dominated by difficult-to-use, high cost legacy technologies and processes, which often lack data integrity and traceability, and often require significant manual intervention. The strength of our platform is demonstrated by our approximately 80% win rate for new clients over the prior six years in deals that reached the proposal stage, as well as a NPS of 60+ and at least 98% gross retention in 21 of the last 22 quarters.
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
•Expanding and Retaining Relationships with Existing Clients: Our future growth is dependent upon retaining our existing clients and expanding our relationships with these clients through increases in the amount of their assets on our platform, or providing additional solutions and services. We have enjoyed consistent gross revenue retention rates of at least 98% in 21 of the past 22 quarters. The consistency in revenue retention creates predictability in our business and enables us to better plan our future investments. Our relationships with our clients expand as these clients add more assets to our platform, or as we provide additional solutions and services, with our quarterly net revenue retention rates (as defined below under “—Key Operating Measures”) between 109% and 110% over the past year. Clients may add assets as a result of acquiring new clients themselves or by acquiring new businesses or simply through organic growth, which produces additional assets that they manage using our platform. We believe that our client service model and technology platform are strong contributing factors in our attractive retention rates. As such, we expect to continue to invest in both our operations and research and development functions to maintain and increase our high levels of client satisfaction, which we believe will lead to strong client retention and expansion.
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
Cost of Revenue
Cost of revenue consists of expenses related to delivery of revenue-generating services, including expenses associated with client services, onboarding, reconciliation and agreements related to the purchase of data used in the provision of our services. Salary and benefits for certain personnel associated with supporting these functions, in addition to allocated overhead, amortization of acquisition-related developed technology intangible asset, and depreciation for facilities, are also included in cost of revenue.
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
Key Operating Measures
We consider certain operating measures, such as annualized recurring revenue, gross retention rates and net retention rates, in measuring the performance of our business. The following table summarizes these operating measures as of the dates presented:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024
Annualized recurring revenue (in thousands)	$402,326	$427,189
Gross revenue retention rate	99%	99%
Net revenue retention rate	110%	110%
2023
Annualized recurring revenue (in thousands)	$337,366	$349,536	$362,442	$379,096
Gross revenue retention rate	97%	98%	98%	98%
Net revenue retention rate	106%	109%	108%	107%
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
Annualized recurring revenue increased by 22.2% from June 30, 2023 to June 30, 2024 on account of growth in our client base as we brought new clients onto our platform, added additional assets onto our platform from existing clients, increased services for existing clients and acquired the customer base related to the Wilshire Technology acquisition.
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
As of June 30, 2024, the gross revenue retention rate was 99% compared to 98% as of June 30, 2023. The Company has reported a gross revenue retention rate of at least 98% for 21 out of the 22 prior quarters. We believe the consistent and high gross revenue retention rate is a testament to the value proposition that our leading solution offers.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are supplemental performance measures that our management uses to assess our operating performance. We define Adjusted EBITDA as net income (loss) plus (i) interest income, net, (ii) depreciation and amortization, (iii) equity-based compensation expense and related payroll taxes, (iv) tax receivable agreement expense, (v) transaction expenses, and (vi) other expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.
The following tables reconcile net income (loss) to Adjusted EBITDA and include amounts expressed as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	(in thousands, except percentages)				(in thousands, except percentages)
Net income (loss)	$276	0%	$(11,876)	(13%)	$2,511	1%	$(17,293)	(10%)
Adjustments:
Interest income, net	(1,841)	(2%)	(1,333)	(1%)	(3,901)	(2%)	(2,689)	(2%)
Depreciation and amortization	2,941	3%	2,412	3%	5,491	3%	4,860	3%
Equity-based compensation expense and related payroll taxes	25,151	24%	28,685	32%	53,632	26%	53,192	30%
Tax receivable agreement expense	5,915	6%	6,573	7%	6,201	3%	6,678	4%
Transaction expenses	875	1%	257	0%	1,678	1%	1,550	1%
Other expenses(1)	131	0%	108	0%	38	0%	1,069	1%
Adjusted EBITDA	33,448	31%	24,826	28%	65,650	31%	47,367	27%
Revenue	$106,791	100%	$89,879	100%	$209,510	100%	$174,485	100%
(1)Other expenses include gains on investments, management fees to our investors, income taxes, and foreign exchange gains and losses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Amortization of prepaid management fees and reimbursable expenses	637	597	1,172	1,213
Provision for (benefit from) income tax expense	79	(174)	(19)	90
Other income, net	(585)	(315)	(1,115)	(234)
Total other expenses	$131	$108	$38	$1,069
Results of Operations
The following tables set forth our results of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$106,791	$89,879	$209,510	$174,485
Cost of revenue(1)	29,890	26,954	58,069	51,779
Gross profit	76,901	62,925	151,441	122,706
Operating expenses:
Research and development(1)	35,360	29,848	73,036	57,948
Sales and marketing(1)	15,169	14,331	31,480	29,029
General and administrative(1)	22,528	25,871	43,248	49,177
Total operating expenses	73,057	70,050	147,764	136,154
Income (loss) from operations	3,844	(7,125)	3,677	(13,448)
Interest income, net	(1,841)	(1,333)	(3,901)	(2,689)
Tax receivable agreement expense	5,915	6,573	6,201	6,678
Other income, net	(585)	(315)	(1,115)	(234)
Income (loss) before income taxes	355	(12,050)	2,492	(17,203)
Provision for (benefit from) income taxes	79	(174)	(19)	90
Net income (loss)	276	(11,876)	2,511	(17,293)
Less: Net income (loss) attributable to non-controlling interests	706	(955)	1,044	(1,988)
Net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(430)	$(10,921)	$1,467	$(15,305)
(1)Amounts include equity-based compensation as follows:

Cost of revenue	$3,273	$3,248	$6,419	$5,491
Operating expenses:
Research and development	9,182	5,971	18,093	10,626
Sales and marketing	2,692	3,246	6,513	7,211
General and administrative	9,711	16,105	18,058	28,442
Total equity-based compensation expense	$24,858	$28,570	$49,083	$51,770

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	28%	30%	28%	30%
Gross profit	72%	70%	72%	70%
Operating expenses:
Research and development	33%	33%	35%	33%
Sales and marketing	14%	16%	15%	17%
General and administrative	21%	29%	21%	28%
Total operating expenses	68%	78%	71%	78%
Income (loss) from operations	4%	(8%)	2%	(8%)
Interest income, net	(2%)	(1%)	(2%)	(2%)
Tax receivable agreement expense	6%	7%	3%	4%
Other income, net	(1%)	0%	(1%)	0%
Income (loss) before income taxes	0%	(13%)	1%	(10%)
Provision for (benefit from) income taxes	0%	0%	0%	0%
Net income (loss)	0%	(13)%	1%	(10)%
Comparison of the three and six months ended June 30, 2024 and 2023 (unaudited)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Revenue	$106,791	$89,879	$16,912	19%	$209,510	$174,485	$35,025	20%
Revenue increased $16.9 million and $35.0 million for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023. The increase was on account of $8.0 million and $14.1 million of growth in our client base for the three and six months ended June 30, 2024, respectively. Further, our growth was due to the acquired customer base related to the Wilshire Technology acquisition, new clients brought onto our platform, as well as changes to our existing clients’ assets on our platform and increasing revenue which is not related to assets on our platform. Average assets on our platform that were billed to new and existing clients increased by 10% and 13% for the three and six months ended June 30, 2024, respectively, as compared to the corresponding periods in 2023. Average basis point rate billed to clients increased by 7.8% and 5.0% for the three and six months ended June 30, 2024, respectively, compared to the corresponding periods in 2023.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Equity-based compensation	$3,273	$3,248	$25	1%	$6,419	$5,491	$928	17%
All other cost of revenue	26,617	23,706	2,911	12%	51,650	46,288	5,362	12%
Total cost of revenue	$29,890	$26,954	$2,936	11%	$58,069	$51,779	$6,290	12%
Percent of revenue	28%	30%			28%	30%
Cost of revenue changed as follows:

	Change From 2023 to 2024 QTD	Change From 2023 to 2024 YTD
	(in thousands)
Increased payroll and related	$1,385	$3,244
Increased data costs	576	687
Increased depreciation and amortization	564	692
Increased facilities and infrastructure expenses	274	681
Increased travel and entertainment	122	223
Increased equity-based compensation	25	928
Other items	(10)	(165)
Total change	$2,936	$6,290
The increase in cost of revenue for the three and six months ended June 30, 2024 was primarily due to increased payroll and related costs due to changes in our employee base leading to higher compensation, and increased equity-related payroll taxes for vested equity awards. In addition, cost of revenue increased due to higher data costs for acquiring vendor data contracts related to the Wilshire Technology acquisition, increased depreciation and amortization related to the amortization acquired Wilshire Technology intangible assets, increased allocation of facilities cost due to additional office space, increased travel and entertainment as employees traveled more frequently to visit client locations and increased equity-based compensation due to grants of additional awards to employees.
Operating Expenses
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Equity-based compensation	$9,182	$5,971	$3,211	54%	$18,093	$10,626	$7,467	70%
All other research and development	26,178	23,877	2,301	10%	54,943	47,322	7,621	16%
Total research and development	$35,360	$29,848	$5,512	18%	$73,036	$57,948	$15,088	26%
Percent of revenue	33%	33%			35%	33%

Research and development expenses changed as follows:

	Change From 2023 to 2024 QTD	Change From 2023 to 2024 YTD
	(in thousands)
Increased equity-based compensation	$3,211	$7,467
Increased technology	1,282	2,550
Increased payroll and related	1,050	5,188
Increased facilities and infrastructure expenses	190	187
Increased travel and entertainment	81	182
Other items	(302)	(486)
Total change	$5,512	$15,088
The increase in research and development expense for the three and six months ended June 30, 2024 was primarily due to increased equity-based compensation due to grants of additional awards to employees, increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, increased payroll and related costs due to headcount growth and changes in our employee base leading to higher compensation and increased equity-related payroll taxes for vested equity awards. In addition, research and development expense increased due to increased allocation of facilities related to additional office space and increased travel and entertainment expense as employees continue to travel more between office locations.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Equity-based compensation	$2,692	$3,246	$(554)	(17)%	$6,513	$7,211	$(698)	(10)%
All other sales and marketing	12,477	11,085	1,392	13%	24,967	21,818	3,149	14%
Total sales and marketing	$15,169	$14,331	$838	6%	$31,480	$29,029	$2,451	8%
Percent of revenue	14%	16%			15%	17%
Sales and marketing expense changed as follows:

	Change From 2023 to 2024 QTD	Change From 2023 to 2024 YTD
	(in thousands)
Increased payroll and related	$721	$1,693
Increased outside services and contractors	250	434
Increased travel and entertainment	214	490
Increased marketing	175	531
Decreased equity-based compensation	(554)	(698)
Other items	32	1
Total change	$838	$2,451
The increase in sales and marketing expense for the three and six months ended June 30, 2024 was primarily due to increased payroll and related costs as a result of headcount growth and merit increases, increased equity-related payroll taxes and additional employees to expand sales coverage. In addition, sales and marketing expense increased due to higher utilization of outside services, contractors and third-party consultants supporting marketing initiatives, increased travel and entertainment expense as employees traveled more between our office locations and clients to support sales and marketing initiatives, and increased marketing costs due to additional marketing events and IT subscriptions supporting marketing initiatives. This was offset by a decrease in equity-based compensation due to less performance-based awards being granted.
General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Equity-based compensation	$9,711	$16,105	$(6,394)	(40)%	$18,058	$28,442	$(10,384)	(37)%
All other general and administrative	12,817	9,766	3,051	31%	25,190	20,735	4,455	21%
Total general and administrative	$22,528	$25,871	$(3,343)	(13)%	$43,248	$49,177	$(5,929)	(12)%
Percent of revenue	21%	29%			21%	28%
General and administrative expenses changed as follows:

	Change From 2023 to 2024 QTD	Change From 2023 to 2024 YTD
	(in thousands)
Decreased equity-based compensation	$(6,394)	$(10,384)
Decreased technology	(250)	(347)
Decreased insurance	(40)	(193)
Increased outside services and contractors	1,983	2,347
Increased payroll and related	726	1,337
Increased facilities and infrastructure expenses	312	686
Increased travel and entertainment	164	268
Other items	156	357
Total change	$(3,343)	$(5,929)
The decrease in general and administrative expense for the three and six months ended June 30, 2024 was primarily due to decreased equity-based compensation expense related to JUMP acquisition awards which contained a performance criteria related to achievement of a fixed revenue threshold for JUMP revenue during the year ended December 31, 2023. In addition, general and administrative expense decreased due to decreased technology costs related to equipment and decreased insurance costs for our directors and officers. This decrease was offset by higher utilization of professional services supporting accounting, legal and human resources related to secondary transactions and acquisition related activities, increased payroll and related costs as a result headcount growth and equity-related payroll taxes on vested equity awards, increased allocation of facilities cost due to additional office space, and increased travel and entertainment as employees traveled more between office locations.

Non-Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Interest income, net	$(1,841)	$(1,333)	$(508)	38%	$(3,901)	$(2,689)	$(1,212)	45%
Tax receivable agreement expense	5,915	6,573	(658)	(10)%	6,201	6,678	(477)	(7%)
Other income, net	$(585)	$(315)	$(270)	86%	$(1,115)	$(234)	$(881)	376%
Interest income, net increased in the three and six months ended June 30, 2024 due to increased interest income on our cash, cash equivalents and investments from higher interest rates, and expansion of investments.
The tax receivable agreement expense is incurred in the period in which we determine that it is probable that payments will be made under the terms of the TRA. Before considering the tax benefits subject to our TRA, we estimate that we will report taxable income in 2024 primarily due to the capitalization of research and development expenses under Section 174 and equity-based compensation expense that has either not yet met the rules for deductibility or has had the deduction limited under Section 162(m) of the Code. Therefore, we expect to utilize tax benefits subject to our TRA and have recorded the associated tax receivable agreement expense. The tax receivable agreement expense decreased in the three and six months ended June 30, 2024 due to an increased amount of stock-based compensation windfalls compared to the previous year.
Other income, net relates to foreign exchange gains and losses driven by fluctuations in exchange rates, and gains and losses related to our investments.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Provision for (benefit from) income taxes	$79	$(174)	$253	(145)%	$(19)	$90	$(109)	(121)%
The movement in provision for (benefit from) income taxes for the three and six months ended June 30, 2024 relates to a decrease in estimated tax expense for the year, offset by return to provision adjustments for filed tax returns. The decrease in estimated tax expense is primarily related to estimated taxable losses in France.
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
As of June 30, 2024, we had total cash, cash equivalents and investments of $297.6 million, including cash and cash equivalents of $190.1 million, short-term investments of $67.8 million and long-term investments of $39.7 million. Cash, cash equivalents and short-term investments primarily consist of highly-liquid investments in money market funds, commercial paper, U.S. agency securities, U.S. government bonds, corporate debt securities and certificates of deposit. Long-term investments primarily consist of U.S. agency securities and corporate debt securities. In April 2024, we used $40.1 million of cash to acquire the risk and performance analytics solutions businesses of Wilshire Advisors LLC. We believe our existing cash and cash equivalents will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. Our future financing requirements will depend on many factors, including our growth rate, revenue retention rates, the timing and extent of spending to support development of our platform and any future investments or acquisitions we may make. Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Risk Factors” in the Annual Report.
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$53,963	$29,072
Net cash used in investing activities	(53,729)	(85,785)
Net cash used in financing activities	(31,653)	(4,047)
Effect of exchange rate changes on cash and cash equivalents	(251)	252
Change in cash and cash equivalents during the period	$(31,670)	$(60,508)
Cash Flows from Operating Activities
Net cash provided by operating activities of $54.0 million during the six months ended June 30, 2024 was primarily the result of our net income plus non-cash charges, including equity-based compensation, operating lease expense and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable of $4.7 million, which is comprised of $7.2 million increase from growth in revenues, offset by a $2.5 million decrease due to collection of aged receivable balances. Prepaid expenses and other assets increased $1.1 million primarily due to the receipt of R&D tax credit refunds related to JUMP. Deferred commissions increased $1.8 million as a result of growth in sales leading to higher commission payouts. Accrued expenses and other liabilities decreased $4.2 million primarily due to payment in the first quarter of 2024 of bonuses to employees earned in 2023 and payments related to our operating leases, offset by an increase in deferred revenue as a result of revenue growth. Tax receivable agreement liability increased $4.4 million due to the timing of tax payments for the year ended December 31, 2023 and the accrual of current year’s liability.
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
Cash Flows from Investing Activities
Net cash used in investing activities of $53.7 million during the six months ended June 30, 2024 was primarily due to the acquisition of Wilshire Technology of $40.1 million, the purchase of $67.4 million available-for-sale investments, the purchase of $3.0 million of held-to-maturity investments and $2.9 million attributable to the purchase of property and equipment, including internally developed software, which was offset by $59.8 million in proceeds from the sale and maturity of investments.
Net cash used in investing activities of $85.8 million during the six months ended June 30, 2023 was primarily due to the purchase of $91.7 million available-for-sale investments and $3.3 million attributable to the purchase of property and equipment, including internally developed software, which was offset by $9.2 million in proceeds from the sale and maturity of investments.
Cash Flows from Financing Activities
Net cash used in financing activities during the six months ended June 30, 2024 was $31.7 million, of which $33.1 million was used to pay tax withholding on behalf of employees related to net share settlement, $0.8 million was used for the payment of the holdback liability related to the JUMP acquisition, and $0.7 million was used for repayment of borrowings, which was primarily offset by $2.8 million of proceeds from the employee stock purchase plan.
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
Recent Accounting Pronouncements
There are no recent accounting pronouncements during the six months ended June 30, 2024.
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
Interest Rate Risk
We have interest rate risk relating to debt and associated interest expense under the New Credit Agreement, which has been amended to be indexed to SOFR. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical increase or decrease in SOFR of 100 basis points would increase or decrease, respectively, our interest expense or income by approximately $0.2 million on an annual basis, based on our $48.1 million debt balance under the New Credit Agreement at June 30, 2024.
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

Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2024, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There were no sales of unregistered equity securities during the three months ended June 30, 2024.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

During the three months ended June 30, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

Clearwater Analytics Holdings, Inc.

Date: August 1, 2024	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)