Form 10-Q
period 2024-09-30
Clearwater Analytics Holdings, Inc.
filed 2024-11-06
CIK 1866368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, the number of outstanding shares of the registrant’s common stock was:
172,050,286 shares of Class A common stock.
27,424,288 shares of Class C common stock.
47,549,757 shares of Class D common stock.

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
•the consummation of the TRA Buyout (as defined below) is subject to certain conditions, including the approval of our unaffiliated stockholders, and there is no assurance that we will be able to satisfy such conditions or realize all the expected benefits thereof; and
•other risks described in the section titled “Risk Factors” in our Annual Report and in periodic reports that we file with the SEC, and our reports to shareholders. These filings are available at www.sec.gov and on our website.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts and per share amounts, unaudited)

	September 30	December 31
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$228,694	$221,765
Short-term investments	77,134	74,457
Accounts receivable, net	100,377	92,091
Prepaid expenses and other current assets	24,635	27,683
Total current assets	430,840	415,996
Property and equipment, net	15,279	15,349
Operating lease right-of-use assets, net	25,752	22,554
Deferred contract costs, non-current	6,172	6,439
Intangible assets, net	34,014	26,132
Goodwill	74,160	45,338
Long-term investments	30,889	21,495
Other non-current assets	6,347	5,440
Total assets	$623,453	$558,743
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,238	$3,062
Accrued expenses and other current liabilities	60,680	49,535
Notes payable, current portion	2,750	2,750
Operating lease liability, current portion	7,806	6,551
Tax receivable agreement liability	16,928	18,894
Total current liabilities	92,402	80,792
Notes payable, less current maturities and unamortized debt issuance costs	43,830	45,828
Operating lease liability, less current portion	19,121	16,948
Tax receivable agreement, less current portion	11,900	—
Other long-term liabilities	2,581	5,518
Total liabilities	169,834	149,086
Stockholders' Equity
Class A common stock, par value $0.001 per share; 1,500,000,000 shares authorized, 172,013,431 shares issued and outstanding as of September 30, 2024, 127,604,185 shares issued and outstanding as of December 31, 2023	172	128
Class B common stock, par value $0.001 per share; 500,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2024, 111,191 shares issued and outstanding as of December 31, 2023	—	—
Class C common stock, par value $0.001 per share; 500,000,000 shares authorized, 27,424,288 shares issued and outstanding as of September 30, 2024, 32,684,156 shares issued and outstanding as of December 31, 2023	27	33
Class D common stock, par value $0.001 per share; 500,000,000 shares authorized, 47,549,757 shares issued and outstanding as of September 30, 2024, 82,955,977 shares issued and outstanding as of December 31, 2023	48	83
Additional paid-in-capital	564,331	532,507
Accumulated other comprehensive income	4,626	2,909
Accumulated deficit	(165,957)	(181,331)
Total stockholders' equity attributable to Clearwater Analytics Holdings, Inc.	403,247	354,329
Non-controlling interests	50,372	55,328
Total stockholders' equity	453,619	409,657
Total liabilities and stockholders' equity	$623,453	$558,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share amounts and per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$115,828	$94,664	$325,338	$269,149
Cost of revenue(1)	31,357	27,013	89,426	78,792
Gross profit	84,471	67,651	235,912	190,357
Operating expenses:
Research and development(1)	36,618	32,250	109,654	90,198
Sales and marketing(1)	17,889	15,020	49,369	44,049
General and administrative(1)	22,626	26,268	65,873	75,445
Total operating expenses	77,133	73,538	224,896	209,692
Income (loss) from operations	7,338	(5,887)	11,016	(19,335)
Interest income, net	(2,290)	(1,733)	(6,191)	(4,422)
Tax receivable agreement (benefit) expense	5,344	(566)	11,545	6,112
Other (income) expense, net	1	(971)	(1,113)	(1,205)
Income (loss) before income taxes	4,283	(2,617)	6,775	(19,820)
Benefit from income taxes	(486)	(274)	(505)	(184)
Net income (loss)	4,769	(2,343)	7,280	(19,636)
Less: Net income (loss) attributable to non-controlling interests	1,140	(454)	2,184	(2,442)
Net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$3,629	$(1,889)	$5,096	$(17,194)

Net income (loss) per share attributable to Class A and Class D common stockholders stock:
Basic	$0.02	$(0.01)	$0.02	$(0.09)
Diluted	$0.02	$(0.01)	$0.02	$(0.09)

Weighted average shares of Class A and Class D common stock outstanding:
Basic	219,009,124	201,582,951	216,880,515	197,903,361
Diluted	231,467,214	201,582,951	227,768,434	197,903,361

(1)Amounts include equity-based compensation as follows:

Cost of revenue	$3,460	$3,346	$9,879	$8,837
Operating expenses:
Research and development	8,674	6,768	26,767	17,393
Sales and marketing	3,905	4,010	10,418	11,221
General and administrative	9,937	16,233	27,995	44,675
Total equity-based compensation expense	$25,976	$30,357	$75,059	$82,126
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$4,769	$(2,343)	$7,280	$(19,636)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	3,892	(2,358)	1,645	(997)
Unrealized gain (loss) on available-for-sale investments	378	(10)	252	(289)
Comprehensive income (loss)	$9,039	$(4,711)	$9,177	$(20,922)
Less: Comprehensive income (loss) attributable to non-controlling interests	1,616	(853)	2,364	(2,620)
Comprehensive income (loss) attributable to Clearwater Analytics Holdings, Inc.	$7,423	$(3,858)	$6,813	$(18,302)
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity
(In thousands, except share amounts, unaudited)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2023	127,604,185	$128	111,191	$—	32,684,156	$33	82,955,977	$83	$532,507	$2,909	$(181,331)	$55,328	$409,657
Exercise of options to purchase common stock	626,608	—	—	—	—	—	—	—	91	—	—	13	104
Restricted stock units released	3,344,058	3	—	—	—	—	—	—		—	—		3
Shares withheld for net share settlement and other	(1,635,604)	(1)	—	—	—	—	—	—	(25,083)	—	—	(3,691)	(28,775)
Equity-based compensation	—	—	—	—	—	—	—	—	21,197	—	—	3,119	24,316
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,537)	—	(227)	(1,764)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(58)	—	(8)	(66)
Net income	—	—	—	—	—	—	—	—	—	—	1,898	338	2,236
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	505	505
Effect of ownership changes	16,250,000	16	—	—	(5,259,868)	(5)	(10,990,132)	(11)	—	—	9,830	(9,830)	—
Balance at March 31, 2024	146,189,247	$146	111,191	$—	27,424,288	$27	71,965,845	$72	$528,712	$1,314	$(169,603)	$45,547	$406,215
Exercise of options to purchase common stock	836,970	1	—	—	—	—	—	—	5	—	—	—	6
Restricted stock units released	199,874	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for net share settlement and other	(638,679)	(1)	—	—	—	—	—	—	(3,824)	—	—	(482)	(4,307)
ESPP shares issued	173,268	—	—	—	—	—	—	—	2,482	—	—	313	2,795
Equity-based compensation	—	—	—	—	—	—	—	—	22,205	—	—	2,800	25,005
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(429)	—	(54)	(483)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(53)	—	(7)	(60)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(430)	706	276
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(776)	(776)
Effect of ownership changes	13,661,119	14	—	—	—	—	(13,661,119)	(14)	—	—	(17)	17	—
Balance at June 30, 2024	160,421,799	$160	111,191	$—	27,424,288	$27	58,304,726	$58	$549,580	$832	$(170,050)	$48,064	$428,671
Exercise of options to purchase common stock	867,954	1	—	—	—	—	—	—	89	—	—	11	100
Restricted stock units released	537,259	1	—	—	—	—	—	—	—	—	—	—	1
Shares withheld for net share settlement and other	(679,741)	(1)	—	—	—	—	—	—	(8,513)	—	—	(1,068)	(9,581)
Equity-based compensation	—	—	—	—	—	—	—	—	23,175	—	—	2,910	26,085
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	3,458	—	434	3,892
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	336		42	378

Net income	—	—	—	—	—	—	—	—	—	—	3,629	1,140	4,769
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(697)	(697)
Effect of ownership changes	10,866,160	11	(111,191)	—	—	—	(10,754,969)	(11)	—	—	464	(464)	—
Balance at September 30, 2024	172,013,431	$172	0	$—	27,424,288	$27	47,549,757	$48	$564,331	$4,626	$(165,957)	$50,372	453,619

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2022	61,148,890	$61	1,439,251	$1	47,377,587	$47	130,083,755	$130	$455,320	$609	$(186,647)	$68,865	$338,386
Exercise of options to purchase common stock	790,873	1	—	—	—	—	—	—	2,158	—	—	534	2,693
Restricted stock units released	1,150,785	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for net share settlement and other	(661,451)	—	—	—	—	—	—	—	(5,832)	—	—	(1,443)	(7,275)
Equity-based compensation	—	—	—	—	—	—	—	—	18,680	—	—	4,621	23,301
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,101	—	273	1,374
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	33	—	8	41
Net loss	—	—	—	—	—	—	—	—	—	—	(4,384)	(1,033)	(5,417)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	362	362
Effect of LLC unit exchanges	14,975,000	15	(25,000)	—	(4,823,901)	(5)	(10,126,099)	(10)	—	—	7,743	(7,743)	—
Balance at March 31, 2023	77,404,097	$77	1,414,251	$1	42,553,686	$43	119,957,656	$120	$470,326	$1,742	$(183,288)	$64,444	$353,465
Exercise of options to purchase common stock	334,226	—	—	—	—	—	—	—	398	—	—	88	486
Restricted stock units released	114,392	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for net share settlement and other	(175,295)	—	—	—	—	—	—	—	(961)	—	—	(211)	(1,172)
ESPP shares issued	189,390	—	—	—	—	—	—	—	2,128	—	—	467	2,595
Equity-based compensation	—	—	—	—	—	—	—	—	23,552	—	—	5,170	28,722
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(11)	—	(2)	(13)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(262)	—	(58)	(320)
Net loss	—	—	—	—	—	—	—	—	—	—	(10,921)	(955)	(11,876)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(1,161)	(1,161)
Effect of LLC unit exchanges	10,012,066	10	(12,066)	—	(3,215,940)	(3)	(6,784,060)	(7)	—	—	5,085	(5,085)	—
Balance at June 30, 2023	87,878,876	$88	1,402,185	$1	39,337,746	$39	113,173,596	$113	$495,444	$1,469	$(189,124)	$62,696	$370,726
Exercise of options to purchase common stock	1,211,583	1	—	—	—	—	—	—	1,069	—	—	216	1,286
Restricted stock units released	468,830	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for net share settlement and other	(710,651)	—	—	—	—	—	—	—	(5,357)	—	—	(1,083)	(6,440)
Equity-based compensation	—	—	—	—	—	—	—	—	25,329	—	—	5,125	30,454
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,961)	—	(397)	(2,358)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(8)		(2)	(10)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,889)	(454)	(2,343)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	120	120

Effect of LLC ownership changes	—	—	—	—	—	—	—	—	—	—	414	(414)	—
Balance at September 30, 2023	88,848,638	$89	1,402,185	$1	39,337,746	$39	113,173,596	$113	$516,485	$(500)	$(190,599)	$65,807	391,435
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$7,280	$(19,636)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,730	7,336
Noncash operating lease cost	6,900	5,667
Equity-based compensation	75,059	82,126
Amortization of deferred contract acquisition costs	3,573	3,563
Amortization of debt issuance costs, included in interest expense	209	210
Deferred tax benefit	(3,076)	(524)
Accretion of discount on investments	(1,732)	(901)
Realized (gain) loss on investments	24	(89)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,875)	(18,864)
Prepaid expenses and other assets	2,561	4,219
Deferred contract acquisition costs	(3,416)	(2,662)
Accounts payable	1,586	109
Accrued expenses and other liabilities	3,763	(6,171)
Tax receivable agreement liability	9,934	6,122
Net cash provided by operating activities	103,520	60,505
INVESTING ACTIVITIES
Purchases of property and equipment	(4,437)	(4,062)
Purchase of held to maturity investments	(3,009)	—
Purchases of available-for-sale investments	(93,968)	(111,018)
Proceeds from sale of available-for-sale investments	—	5,950
Proceeds from maturities of investments	86,867	13,517
Acquisition of business, net of cash acquired	(40,121)	—
Payment of initial direct costs for operating leases	(104)	—
Net cash used in investing activities	(54,772)	(95,613)
FINANCING ACTIVITIES
Proceeds from exercise of options	210	4,465
Taxes paid related to net share settlement of equity awards	(42,663)	(14,887)
Repayments of borrowings	(2,062)	(2,062)
Payment of business acquisition holdback liability	(780)	—
Proceeds from employee stock purchase plan	2,795	2,595
Payment of tax distributions	(25)	(35)
Net cash used in financing activities	(42,525)	(9,924)
Effect of exchange rate changes on cash and cash equivalents	706	(27)
Change in cash and cash equivalents during the period	6,929	(45,059)
Cash and cash equivalents, beginning of period	221,765	250,724
Cash and cash equivalents, end of period	$228,694	$205,665
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,627	$2,530
Cash paid for income taxes	$1,179	$1,484
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment included in accounts payable and accrued expense	$25	$2
Tax distributions payable to Continuing Equity Owners included in accrued expenses	$3,889	$3,838
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
Secondary Offerings
As required by the Registration Rights Agreement dated September 28, 2021, the Company participated in multiple underwritten offerings of shares held by our Principal Equity Owners during the year ended December 31, 2023 and in the nine months ended September 30, 2024. No underwritten offerings were completed in the three months ended September 30, 2024.
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
Pursuant to an underwriting agreement executed on June 10, 2024, certain affiliates of Warburg Pincus and Permira (the “Warburg Pincus and Permira Selling Stockholders”) sold 12,000,000 shares of Class A common stock in an underwritten secondary offering. As part of this secondary offering, the Warburg Pincus and Permira Selling Stockholders exchanged a total of 11,917,765 shares of Class D common stock for an equivalent number of shares of Class A common stock that were purchased by the underwriter. The Company did not sell any securities in this secondary offering and did not receive any proceeds from the sale of the shares sold by the Warburg Pincus and Permira Selling Stockholders. The

Company incurred $0.2 million in expenses associated with this secondary offering in the three months ended June 30, 2024, which were recorded as general and administrative expenses.
As of September 30, 2024, the Company owns 88.9% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class B and Class C common stock own the remaining 11.1% of the interests in CWAN Holdings. The attributes of the Company's classes of common stock are summarized in the following table:

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
Significant Accounting Policies
The Company's significant accounting policies are discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes during the three and nine months ended September 30, 2024.

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
For Licenses, the Company's remaining performance obligations represent the transaction price allocated to maintenance and support performance obligations that have yet to be satisfied. The following table includes estimated revenue expected to be recognized in the future related to maintenance and support performance obligations that are partially satisfied (in thousands):

	Remainder of 2024	2025	2026	2027	2028	Thereafter
Revenue expected to be recognized in the future as of September 30, 2024	$451	$986	$560	$289	$167	$—
Of the total revenue recognized for the three and nine months ended September 30, 2024, $0.4 million and $2.3 million, respectively, was included in the deferred revenue balance as of December 31, 2023. Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were not material. Contract asset balances classified as current are $2.1 million and $2.8 million as of September 30, 2024 and December 31, 2023, respectively. Contract asset balances classified as non-current are $0.7 million and $1.9 million as of September 30, 2024 and December 31, 2023, respectively.
The following table presents the Company’s revenue disaggregated by geography, based on billing address of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$94,517	$76,704	$265,912	$220,967
Rest of World	21,311	17,960	59,426	48,182
Total revenue	$115,828	$94,664	$325,338	$269,149
Note 4. Cash, Cash Equivalents and Investments
The following tables show the Company’s cash, cash equivalents and investments by significant investment category as of September 30, 2024 and December 31, 2023 in accordance with the fair value hierarchy (in thousands):

	September 30, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$16,365	$—	$—	$16,365	$16,365	$—	$—
Level 1 (1):
Money market funds	$211,334	$—	$—	$211,334	$211,334	$—	$—
Level 2 (2):
Treasury bills	$1,446	$4	$—	$1,450	$—	$1,450	$—
U.S. government bonds	$34,453	$111	$(6)	$34,558	$—	$24,670	$9,888
U.S. agency securities	$3,905	$—	$(1)	$3,904	$—	$1,500	$2,404
Commercial paper	$13,346	$5	$—	$13,351	$995	$12,356	$—
Corporate debt securities	$52,566	$190	$(10)	$52,746	$—	$34,149	$18,597
Certificates of deposit	$3,009	$—	$—	$3,009	$—	$3,009	$—
Subtotal	$108,725	$310	$(17)	$109,018	$995	$77,134	$30,889
Total	$336,424	$310	$(17)	$336,717	$228,694	$77,134	$30,889

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$24,247	$—	$—	$24,247	$24,247	$—	$—
Level 1 (1):
Money market funds	$190,610	$—	$—	$190,610	$190,610	$—	$—
Level 2 (2):
Treasury bills	$1,485	$—	$(2)	$1,483	$—	$1,483	$—
U.S. government bonds	$9,553	$20	$(11)	$9,562	$—	$4,387	$5,175
U.S. agency securities	$23,843	$2	$(22)	$23,823	$—	$23,823	$—
Commercial paper	$16,983	$9	$(1)	$16,991	$6,908	$10,083	$—
Corporate debt securities	$47,951	$91	$(45)	$47,997	$—	$31,677	$16,320
Certificates of deposit	$3,004	$—	$—	$3,004	$—	$3,004	$—
Subtotal	$102,819	$122	$(80)	$102,860	$6,908	$74,457	$21,495
Total	$317,676	$122	$(80)	$317,717	$221,765	$74,457	$21,495
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
During the nine months ended September 30, 2024 and year ended December 31, 2023, there were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy.
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

Note 6. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the nine months ended September 30, 2024 (in thousands):

Amount
Balance as of December 31, 2023	$45,338
Goodwill acquired	28,237
Foreign currency translation adjustments	585
Balance as of September 30, 2024	$74,160

Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$36,183	$(7,732)	$28,451	5.1
Customer relationships	5,938	(701)	5,237	11.0
Trade name / Trademarks	686	(360)	326	2.4
Total intangible assets	$42,807	$(8,793)	$34,014

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$25,829	$(3,997)	$21,832	5.9
Customer relationships	4,526	(377)	4,149	11.9
Trade name / Trademarks	331	(179)	152	0.9
Total intangible assets	$30,686	$(4,553)	$26,132
We recognized amortization expense of $1.6 million and $1.1 million for the three months ended September 30, 2024 and 2023, respectively, and of $4.1 million and $3.2 million for the nine months ended September 30, 2024 and 2023, respectively.
Note 7. Supplemental Consolidated Balance Sheet Information
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Billed accounts receivable	$51,151	$46,595
Unbilled accounts receivable	49,489	45,805
Allowance for credit losses	(263)	(309)
Accounts receivable, net	$100,377	$92,091
The majority of invoices included within the unbilled accounts receivable balance are issued within the first week of the month directly following the period of service.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Prepaid expenses	$10,834	$13,234
Deferred contract costs, current portion	4,755	4,644
Contract assets	2,109	2,772
Other receivable	5,677	6,074
Other current assets	1,260	959
Prepaid expenses and other current assets	$24,635	$27,683
Property and equipment, net
Depreciation and amortization expense for the three months ended September 30, 2024 and 2023 was $1.7 million and $1.4 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $4.6 million and $4.1 million, respectively. Accumulated depreciation and amortization as of September 30, 2024 and December 31, 2023 was $22.7 million and $18.3 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued benefits and retirement	$10,625	$10,329
Accrued vendor liabilities	8,906	6,883
Acquisition holdback liability	4,149	4,679
Accrued bonus	10,819	11,808
Deferred revenue	12,018	2,766
Tax distributions payable to Continuing Equity Owners	3,889	2,945
Accrued commissions	2,288	3,415
Income tax payable	1,295	456
Other current liabilities	6,691	6,254
Accrued expenses and other liabilities	$60,680	$49,535
Other Long-term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Deferred tax liabilities	$2,410	$5,356
Asset retirement obligation	171	161
Other long-term liabilities	$2,581	$5,518
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
Operating lease costs were $2.3 million and $6.9 million for the three and nine months ended September 30, 2024, respectively. Variable lease cost and short-term lease costs were immaterial during the three and nine months ended September 30, 2024. Future minimum lease payments at September 30, 2024 under the Company’s non-cancelable leases were as follows (in thousands):

2024 (remaining three months)	$2,132
2025	9,463
2026	8,936
2027	4,738
2028	1,717
Thereafter	3,164
Total future minimum lease payments	30,150
Less: Imputed interest	(3,223)
Present value of future minimum lease payments	26,927
Less: Current portion of operating lease liability	(7,806)
Operating lease liabilities - noncurrent	$19,121
The following table presents supplemental information for the Company's non-cancelable operating leases for the nine months ended September 30, 2024 and 2023 (in thousands, except for weighted average and percentage data):

	Nine Months Ended September 30,
	2024	2023
Weighted average remaining lease term	3.67	3.58
Weighted average discount rate	5.80%	4.72%
Cash paid for amounts included in the measurement of lease liabilities	$6,676	$1,897
Leased assets obtained in exchange for new lease liabilities	$8,356	$3,637

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

	September 30, 2024		December 31, 2023
	Shares	Ownership %	Shares	Ownership %
Clearwater Analytics Holdings, Inc. interest in CWAN Holdings	219,563,188	88.9%	210,560,162	86.5%
Continuing Equity Owners' interest in CWAN Holdings	27,424,288	11.1%	32,795,347	13.5%
	246,987,476	100.0%	243,355,509	100.0%

Note 10. Earnings (Loss) Per Share
The following tables set forth the computation of basic and diluted net earnings (loss) per share of Class A and Class D common stock (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Class A	Class D	Class A	Class D
Basic net earnings attributable to Class A and Class D common stockholders
Numerator:
Allocation of net income attributable to Clearwater Analytics Holdings, Inc.	$2,755	$874	$3,514	$1,582
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	166,244,278	52,764,846	149,557,644	67,322,871
Basic net earnings per share attributable to Class A and Class D common stockholders	$0.02	$0.02	$0.02	$0.02

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Class A	Class D	Class A	Class D
Basic and diluted net loss attributable to Class A and Class D common stockholders
Numerator:
Allocation of net loss attributable to Clearwater Analytics, Inc.	$(828)	$(1,061)	$(6,768)	$(10,426)
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic and diluted	88,409,355	113,173,596	77,898,011	120,005,350
Basic and diluted net loss per share attributable to Class A and Class D common stockholders	$(0.01)	$(0.01)	$(0.09)	$(0.09)

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Class A	Class D	Class A	Class D
Diluted net earnings attributable to Class A and Class D common stockholders
Numerator:
Undistributed earnings for basic computation	$2,755	$874	$3,514	$1,582
Reallocation of earnings as a result of conversion of potentially dilutive equivalents	55	(55)	119	(119)
Reallocation of earnings as a result of conversion of Class D common stock to Class A common stock	819	—	1,463	—
Allocation of undistributed earnings	$3,629	$819	$5,096	$1,463

Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	166,244,278	52,764,846	149,557,644	67,322,871
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Stock options of Clearwater Analytics Holdings, Inc.	9,752,024	—	8,911,002	—
RSUs of Clearwater Analytics Holdings, Inc.	2,672,525	—	1,961,982	—
ESPP of Clearwater Analytics Holdings, Inc.	33,541	—	14,934	—
Conversion of Class D common stock to Class A common stock outstanding	52,764,846	—	67,322,871	—
Weighted average number of shares of Class A and Class D common stock outstanding - diluted	231,467,214	52,764,846	227,768,433	67,322,871
Diluted net earnings per share attributable to Class A and Class D common stockholders	$0.02	$0.02	$0.02	$0.02
The computation of diluted net earnings per share for the three and nine months ended September 30, 2023 is not separately presented as the Company was in a net loss position in such periods.
Shares of the Company's Class B and Class C common stock do not participate in the earnings or losses of Clearwater Analytics Holdings, Inc. and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class B and Class C common stock under the two-class method has not been presented.
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net earnings per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Conversion of Class B and Class C common stock	27,498,012	40,739,931	27,522,899	43,964,990
Stock options of Clearwater Analytics Holdings, Inc.	5,250	10,225,813	96,628	9,690,549
RSUs of Clearwater Analytics Holdings, Inc.	—	2,923,756	377,770	5,425,091
Employee stock purchase plans	—	21,583	—	14,509
Total	27,503,262	53,911,083	27,997,297	59,095,139

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
Options
The following table summarizes the stock option activity for the nine months ended September 30, 2024 (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2023	13,245,354	$8.31	6.65	$155,438
Granted	—	—
Exercised	(2,331,531)	7.53		30,149
Forfeited	(589,428)	12.58
Balance - September 30, 2024	10,324,395	$8.24	5.31	$175,654
Options vested - September 30, 2024	9,225,702	$8.00		$159,125
The aggregate intrinsic value as of September 30, 2024 disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock as of September 30, 2024. As of September 30, 2024, the total unrecognized compensation expense related to unvested options was $3.7 million, which is expected to be recognized over a weighted average period of 0.5 years.
RSUs
The summary of RSU activity for the nine months ended September 30, 2024 is as follows (in thousands, except per share data):

	Units Activity	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2023	13,720,137	$18.61	$278,519
Granted	3,699,056	19.44
Released	(4,081,191)	18.58
Cancelled	(1,135,783)	18.20
Unvested units as of September 30, 2024	12,202,219	$18.91	$308,106
The aggregate intrinsic value disclosed in the above table is based on the closing stock price on the NYSE on September 30, 2024. As of September 30, 2024, there was $152.0 million of unrecognized equity-based compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.2 years.
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
As of September 30, 2024, total unrecognized equity-based compensation costs related to ESPP were $0.2 million, which is expected to be recognized over the remaining current offering period ending November 30, 2024.
ESPP payroll contributions accrued at September 30, 2024 and December 31, 2023 totaled $1.8 million and $0.4 million, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.
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
The following table provides details of the provision for (benefit from) income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) before income taxes	$4,283	$(2,617)	$6,775	$(19,820)
Benefit from income taxes	(486)	(274)	(505)	(184)
Effective tax rate	(11.3%)	10.5%	(7.5%)	0.9%
For the three and nine months ended September 30, 2024 and September 30, 2023, the Company’s effective tax rate was different than the statutory rate primarily because of foreign taxes, equity-based compensation, the generation of tax credits and incentives, and the valuation allowance on U.S. deferred tax assets. In addition, the Company is not liable for income taxes on the portion of CWAN Holdings’ earnings that are attributable to the non-controlling interest.

The Company regularly monitors its uncertain tax positions, and as of September 30, 2024, there were no material unrecognized tax benefits that, if realized, would affect the estimated annual effective tax rate, nor do we expect any significant changes within the next 12 months.
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. Based on the available objective evidence as of September 30, 2024, we believe that it is more likely than not that the tax benefits of the U.S. deferred tax assets may not be realized. Accordingly, we have recorded a full valuation allowance against the U.S. net deferred tax assets. In our valuation allowance evaluation, we give more weight to evidence that can be objectively verified than to evidence that cannot be objectively verified. Our consideration of the evidence requires management to make a number of significant judgements, estimates, and assumptions about highly complex and inherently uncertain matters.

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
The estimation of a liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. The future tax benefits related to ownership exchanges completed as of September 30, 2024 are estimated to be $490 million, of which $417 million is estimated to be the associated TRA liability.
As noted above, the Company evaluated the realizability of its U.S. deferred tax assets and has recorded a full valuation allowance against the future realization of those benefits. As such, no TRA liability related to future years has been recorded as of September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning	$23,249	$19,200	$18,894	$12,200
TRA expense related to current year	5,152	1,145	11,353	7,823
TRA bonus expense related to the current year	248	55	547	377
TRA expense adjustments to the filed tax return	192	(1,710)	192	(1,710)
TRA bonus adjustments to the filed tax return	9	(82)	9	(82)
Payments	(22)	(52)	(2,167)	(52)
Ending	$28,828	$18,556	$28,828	$18,556

Tax receivable agreement expense	5,344	(566)	11,545	6,112
TRA bonus expense in operating expenses	257	(26)	556	296
Total expense	$5,601	$(592)	$12,101	$6,408

As of September 30, 2024, the non-controlling interest holders held 27,424,288 units in CWAN Holdings that could, at their discretion, be exchanged for Class A shares. As units are exchanged, we may record future tax benefits and an associated TRA liability as a result of the increases in our tax basis in CWAN Holdings from the exchanges. The amount of the increase in the tax basis, the related estimated tax benefits, and the related TRA liability to be recorded will depend (among other things) on the price of the Company’s Class A stock at the time of the relevant redemption or exchange. If the non-controlling interest holders exchanged all of their units at the Company’s Class A stock price as of September 30, 2024, we estimate the future tax benefits related to these hypothetical exchanges to be $232 million, of which $197 million is estimated to be the associated TRA liability.

Note 14. Subsequent Events
On November 4, 2024, the Company entered into Amendment No. 1 to the Tax Receivable Agreement (the “Amendment”) by and among (i) the Company, (ii) CWAN Holdings and (iii) certain affiliates of the Principal Equity Owners, which amends the TRA.
The effectiveness of the Amendment is subject to the approval of the Amendment (the “Amendment Proposal”) by a majority of the “Unaffiliated Stockholders” (which condition shall not be waivable) and an absence of regulatory orders or laws prohibiting the effectiveness of the Amendment. The term “Unaffiliated Stockholders” refers to the stockholders of the Company, other than (i) the parties to the TRA (the “TRA Parties”); (ii) any members of the Board who are employees of a TRA Party or its affiliates; (iii) any “officer” of the Company (as defined in Rule 16a-1 of the Exchange Act) and, without duplication, any TRA Bonus Recipient (as defined herein); and (iv) any member of any of the foregoing’s “immediate family” (as defined in Rule 16a-1 of the Exchange Act), or any “affiliate” or “associate” (each, as defined in Rule 12b-2 of the Exchange Act) of any of the foregoing. The Company intends to hold a special meeting of stockholders to obtain approval of the Amendment Proposal and will file with the SEC a preliminary proxy statement with respect thereto on November 6, 2024.
Pursuant to the Amendment, the TRA will be amended to provide for the payment of one-time settlement payments (each, a “Settlement Payment” and collectively, the “Settlement Payments”) in a gross amount of approximately $72.5 million, inclusive of approximately $69.2 million to be paid to the TRA Parties (net of the TRA Bonus Payments) and approximately $3.3 million in cash bonus payments (the “TRA Bonus Payments”) to be paid to certain executive officers of the Company pursuant to TRA Bonus Agreements (the “TRA Bonus Recipients”) which TRA Bonus Payments are triggered under the TRA Bonus Agreements by the payment of the Settlement Payments to the TRA Parties, as consideration for the complete and full termination of the Company’s payment obligations (past, current and future) under the TRA and the relinquishing of all payment rights (past, current and future) of the TRA Parties under the TRA (the payment of the Settlement Payments and the consummation of the other transactions contemplated by the Amendment, including the payment of TRA Bonus Payments, the “TRA Buyout”). The aggregate amount of Settlement Payments is inclusive of $28.8 million in TRA liabilities reported on the Company’s balance sheet as of September 30, 2024.
$2.7 million of the $3.3 million in TRA Bonus Payments to be made in connection with the TRA Buyout is payable to our named executive officers, Sandeep Sahai, Jim Cox, Scott Erickson and Subi Sethi, and the remaining is payable to certain other officers of the Company, each in their capacities as TRA Bonus Recipients. Each of the TRA Bonus Recipients are excluded from the Unaffiliated Stockholders entitled to vote at the special meeting.
The Settlement Payments to be made by the Company will be funded by a cash distribution by CWAN Holdings to owners of its LLC Units in an aggregate amount equal to approximately $81.6 million, of which $72.5 million will be distributed to the Company and approximately $9.0 million will be distributed to certain affiliates of Welsh Carson, each in their capacities as owners of CWAN Holdings’ LLC Units.

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
We provide investment accounting and reporting, performance measurement, compliance monitoring and risk analytics solutions for asset managers, insurance companies, government entities, and corporations. Every day, Clearwater’s powerful platform aggregates and normalizes data on over $7.3 trillion of global invested assets for over 1,300 clients. We bring modern software to an industry that has long been dominated by difficult-to-use, high cost legacy technologies and processes, which often lack data integrity and traceability, and often require significant manual intervention. The strength of our platform is demonstrated by our approximately 80% win rate for new clients over the prior six years in deals that reached the proposal stage, as well as a NPS of 60+ and at least 98% gross retention in 22 of the last 23 quarters.
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
•Expanding and Retaining Relationships with Existing Clients: Our future growth is dependent upon retaining our existing clients and expanding our relationships with these clients through increases in the amount of their assets on our platform, or providing additional solutions and services. We have enjoyed consistent gross revenue retention rates of at least 98% in 22 of the past 23 quarters. The consistency in revenue retention creates predictability in our business and enables us to better plan our future investments. Our relationships with our clients expand as these clients add more assets to our platform, or as we provide additional solutions and services, with our quarterly net revenue retention rates (as defined below under “—Key Operating Measures”) between 108% and 114% over the past year. Clients may add assets as a result of acquiring new clients themselves or by acquiring new businesses or simply through organic growth, which produces additional assets that they manage using our platform. We believe that our client service model and technology platform are strong contributing factors in our attractive retention rates. As such, we expect to continue to invest in both our operations and research and development functions to maintain and increase our high levels of client satisfaction, which we believe will lead to strong client retention and expansion.
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

Benefit from Income Taxes
Benefit from income taxes consists of income taxes related to federal, state, and foreign jurisdictions where we conduct our business. Our effective tax rate may increase in the future as our ownership in CWAN Holdings increases via exchanges from historical partners. In addition, our discrete items may not be consistent from period to period and could cause volatility in our effective tax rate.
Key Operating Measures
We consider certain operating measures, such as annualized recurring revenue, gross retention rates and net retention rates, in measuring the performance of our business. The following table summarizes these operating measures as of the dates presented:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024
Annualized recurring revenue (in thousands)	$402,326	$427,189	$456,941
Gross revenue retention rate	99%	99%	99%
Net revenue retention rate	110%	110%	114%
2023
Annualized recurring revenue (in thousands)	$337,366	$349,536	$362,442	$379,096
Gross revenue retention rate	97%	98%	98%	98%
Net revenue retention rate	106%	109%	108%	107%
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
Annualized recurring revenue increased by 26.1% from September 30, 2023 to September 30, 2024 on account of growth in our client base as we brought new clients onto our platform, added additional assets onto our platform from existing clients, increased services for existing clients and acquired the customer base related to the Wilshire Technology acquisition.
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
As of September 30, 2024, the gross revenue retention rate was 99% compared to 98% as of September 30, 2023. The Company has reported a gross revenue retention rate of at least 98% for 22 out of the 23 prior quarters. We believe the consistent and high gross revenue retention rate is a testament to the value proposition that our leading solution offers.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	(in thousands, except percentages)				(in thousands, except percentages)
Net income (loss)	$4,769	4%	$(2,343)	(2%)	$7,280	2%	$(19,636)	(7%)
Adjustments:
Interest income, net	(2,290)	(2%)	(1,733)	(2%)	(6,191)	(2%)	(4,422)	(2%)
Depreciation and amortization	3,239	3%	2,476	3%	8,730	3%	7,336	3%
Equity-based compensation expense and related payroll taxes	26,907	23%	31,225	33%	80,540	25%	84,417	31%
Tax receivable agreement (benefit) expense	5,344	5%	(566)	(1)%	11,545	4%	6,112	2%
Transaction expenses	248	0%	61	0%	1,926	1%	1,612	1%
Other (benefit) expenses(1)	123	0%	(564)	(1%)	162	0%	504	0%
Adjusted EBITDA	38,340	33%	28,556	30%	103,992	32%	75,923	28%
Revenue	$115,828	100%	$94,664	100%	$325,338	100%	$269,149	100%
(1)Other (benefit) expenses include gains on investments, management fees to our investors, income taxes, and foreign exchange gains and losses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Amortization of prepaid management fees and reimbursable expenses	608	681	1,780	1,894
Benefit from income tax expense	(486)	(274)	(505)	(184)
Other (income) expense, net	1	(971)	(1,113)	(1,205)
Total other (benefit) expenses	$123	$(564)	$162	$504
Results of Operations
The following tables set forth our results of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Revenue	$115,828	$94,664	$325,338	$269,149
Cost of revenue(1)	31,357	27,013	89,426	78,792
Gross profit	84,471	67,651	235,912	190,357
Operating expenses:
Research and development(1)	36,618	32,250	109,654	90,198
Sales and marketing(1)	17,889	15,020	49,369	44,049
General and administrative(1)	22,626	26,268	65,873	75,445
Total operating expenses	77,133	73,538	224,896	209,692
Income (loss) from operations	7,338	(5,887)	11,016	(19,335)
Interest income, net	(2,290)	(1,733)	(6,191)	(4,422)
Tax receivable agreement (benefit) expense	5,344	(566)	11,545	6,112
Other (income) expense, net	1	(971)	(1,113)	(1,205)
Income (loss) before income taxes	4,283	(2,617)	6,775	(19,820)
Benefit from income taxes	(486)	(274)	(505)	(184)
Net income (loss)	4,769	(2,343)	7,280	(19,636)
Less: Net income (loss) attributable to non-controlling interests	1,140	(454)	2,184	(2,442)
Net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$3,629	$(1,889)	$5,096	$(17,194)
(1)Amounts include equity-based compensation as follows:

Cost of revenue	$3,460	$3,346	$9,879	$8,837
Operating expenses:
Research and development	8,674	6,768	26,767	17,393
Sales and marketing	3,905	4,010	10,418	11,221
General and administrative	9,937	16,233	27,995	44,675
Total equity-based compensation expense	$25,976	$30,357	$75,059	$82,126

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Cost of revenue	27%	29%	27%	29%
Gross profit	73%	71%	73%	71%
Operating expenses:
Research and development	32%	34%	34%	34%
Sales and marketing	15%	16%	15%	16%
General and administrative	20%	28%	20%	28%
Total operating expenses	67%	78%	69%	78%
Income (loss) from operations	6%	(6%)	3%	(7%)
Interest income, net	(2%)	(2%)	(2%)	(2%)
Tax receivable agreement (benefit) expense	5%	(1%)	4%	2%
Other (income) expense, net	0%	(1%)	0%	0%
Income (loss) before income taxes	4%	(3%)	2%	(7%)
Benefit from income taxes	0%	0%	0%	0%
Net income (loss)	4%	(2)%	2%	(7)%
Comparison of the three and nine months ended September 30, 2024 and 2023 (unaudited)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Revenue	$115,828	$94,664	$21,164	22%	$325,338	$269,149	$56,189	21%
Revenue increased $21.2 million and $56.2 million for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023. The increase was primarily on account of $10.8 million and $21.6 million of growth in our client base for the three and nine months ended September 30, 2024, respectively. Further, our growth was due to the acquired customer base related to the Wilshire Technology acquisition, new clients brought onto our platform, as well as changes to our existing clients’ assets on our platform and increasing revenue which is not related to assets on our platform. Average assets on our platform that were billed to new and existing clients increased by 17.5% and 14.8% for the three and nine months ended September 30, 2024, respectively, as compared to the corresponding periods in 2023. Average basis point rate billed to clients increased by 5.7% and 5.3% for the three and nine months ended September 30, 2024, respectively, compared to the corresponding periods in 2023.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Equity-based compensation	$3,460	$3,346	$114	3%	$9,879	$8,837	$1,042	12%
All other cost of revenue	27,897	23,667	4,230	18%	79,547	69,955	9,592	14%
Total cost of revenue	$31,357	$27,013	$4,344	16%	$89,426	$78,792	$10,634	13%
Percent of revenue	27%	29%			27%	29%
Cost of revenue changed as follows:

	Change From 2023 to 2024 QTD	Change From 2023 to 2024 YTD
	(in thousands)
Increased payroll and related costs	$1,954	$5,198
Increased data costs	1,182	1,870
Increased depreciation and amortization	709	1,401
Increased facilities and infrastructure expenses	344	1,026
Increased equity-based compensation	114	1,042
Other items	41	97
Total change	$4,344	$10,634
The increase in cost of revenue for the three and nine months ended September 30, 2024 was primarily due to increased payroll and related costs due to headcount growth, increases in merit-based compensation, and changes in our employee base leading to higher compensation and increased equity-related payroll taxes for vested equity awards. In addition, cost of revenue increased due to higher data costs for acquiring vendor data contracts related to the Wilshire Technology acquisition, increased depreciation and amortization related to the amortization of acquired Wilshire Technology intangible assets, increased allocation of facilities cost due to additional office space, and increased equity-based compensation due to grants of additional awards to employees.
Operating Expenses
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Equity-based compensation	$8,674	$6,768	$1,906	28%	$26,767	$17,393	$9,374	54%
All other research and development	27,944	25,482	2,462	10%	82,887	72,805	10,082	14%
Total research and development	$36,618	$32,250	$4,368	14%	$109,654	$90,198	$19,456	22%
Percent of revenue	32%	34%			34%	34%

Research and development expenses changed as follows:

	Change From 2023 to 2024 QTD	Change From 2023 to 2024 YTD
	(in thousands)
Increased equity-based compensation	$1,906	$9,374
Increased technology	1,220	3,770
Increased payroll and related costs	1,590	6,173
Increased facilities and infrastructure expenses	190	251
Decreased outside services and contractors	(484)	(372)
Other items	(54)	260
Total change	$4,368	$19,456
The increase in research and development expense for the three and nine months ended September 30, 2024 was primarily due to increased equity-based compensation due to grants of additional awards to employees, increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services. In addition, research and development expense increased due to increased payroll and related costs due to headcount growth, increases in merit-based compensation, and changes in our employee base leading to higher compensation and increased equity-related payroll taxes for vested equity awards, and increased allocation of facilities related to additional office space. This was offset by a decreased use of outside services and contractors due to lower utilization of third-party consultants on development activities due to a focus on internal hiring of developers.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Equity-based compensation	$3,905	$4,010	$(105)	(3)%	$10,418	$11,221	$(803)	(7)%
All other sales and marketing	13,984	11,010	2,974	27%	38,951	32,828	6,123	19%
Total sales and marketing	$17,889	$15,020	$2,869	19%	$49,369	$44,049	$5,320	12%
Percent of revenue	15%	16%			15%	16%
Sales and marketing expense changed as follows:

	Change From 2023 to 2024 QTD	Change From 2023 to 2024 YTD
	(in thousands)
Increased payroll and related costs	$2,354	$4,047
Increased outside services and contractors	84	720
Increased travel and entertainment	57	547
Increased marketing	234	766
Decreased equity-based compensation	(105)	(803)
Other items	245	43
Total change	$2,869	$5,320
The increase in sales and marketing expense for the three and nine months ended September 30, 2024 was primarily due to increased payroll and related costs as a result of headcount growth and increases in merit-based compensation, increased equity-related payroll taxes and additional employees to expand sales coverage. In addition, sales and marketing expense increased due to higher utilization of outside services, contractors and third-party consultants supporting marketing initiatives, increased travel and entertainment expense as employees traveled more between our office locations and clients to support sales and marketing initiatives, and increased marketing costs due to additional marketing events and IT subscriptions supporting marketing initiatives. This was partially offset by a decrease in equity-based compensation due to fewer performance-based awards being granted.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Equity-based compensation	$9,937	$16,233	$(6,296)	(39)%	$27,995	$44,675	$(16,680)	(37)%
All other general and administrative	12,689	10,035	2,654	26%	37,878	30,770	7,108	23%
Total general and administrative	$22,626	$26,268	$(3,642)	(14)%	$65,873	$75,445	$(9,572)	(13)%
Percent of revenue	20%	28%			20%	28%
General and administrative expenses changed as follows:

	Change From 2023 to 2024 QTD	Change From 2023 to 2024 YTD
	(in thousands)
Decreased equity-based compensation	$(6,296)	$(16,680)
Increased outside services and contractors	606	2,902
Increased payroll and related costs	1,358	2,696
Increased facilities and infrastructure expenses	163	867
Increased travel and entertainment	142	410
Other items	385	233
Total change	$(3,642)	$(9,572)
The decrease in general and administrative expense for the three and nine months ended September 30, 2024 was primarily due to decreased equity-based compensation expense related to JUMP acquisition awards which contained a performance criteria related to achievement of a fixed revenue threshold for JUMP revenue during the year ended December 31, 2023. This decrease was partially offset by higher utilization of professional services supporting accounting, legal and human resources related to secondary transactions and acquisition related activities, increased payroll and related costs as a result headcount growth and increases in merit-based compensation, and equity-related payroll taxes on vested equity awards, increased allocation of facilities cost due to additional office space, and increased travel and entertainment as employees traveled more between office locations.

Non-Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Interest income, net	$(2,290)	$(1,733)	$(557)	32%	$(6,191)	$(4,422)	$(1,769)	40%
Tax receivable agreement expense	5,344	(566)	5,910	(1044)%	11,545	6,112	5,433	89%
Other (income) expense, net	$1	$(971)	$972	(100)%	$(1,113)	$(1,205)	$92	(8)%
Interest income, net increased in the three and nine months ended September 30, 2024 due to increased interest income on our cash, cash equivalents and investments from higher interest rates, and expansion of investments.
The tax receivable agreement expense is incurred in the period in which we determine that it is probable that payments will be made under the terms of the TRA. Before considering the tax benefits subject to our TRA, we estimate that we will report taxable income in 2024 primarily due to the capitalization of research and development expenses under Section 174 and equity-based compensation expense that has either not yet met the rules for deductibility or has had the deduction limited under Section 162(m) of the Code. Therefore, we expect to utilize tax benefits subject to our TRA and have recorded the associated tax receivable agreement expense. The tax receivable agreement expense increased in the three and nine months ended September 30, 2024 due to an increased amount of taxable income and the absence of a favorable return to provision adjustment compared to the previous year.
Other (income) expense, net relates to foreign exchange gains and losses driven by fluctuations in exchange rates, and gains and losses related to our investments.
Benefit from Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change

Benefit from income taxes	$(486)	$(274)	$(212)	77%	$(505)	$(184)	$(321)	174%
The movement in benefit from income taxes for the three and nine months ended September 30, 2024 relates to a decrease in estimated tax expense for the year, offset by return to provision adjustments for filed tax returns. The decrease in estimated tax expense is primarily related to estimated taxable losses in France.
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
As of September 30, 2024, we had total cash, cash equivalents and investments of $336.7 million, including cash and cash equivalents of $228.7 million, short-term investments of $77.1 million and long-term investments of $30.9 million. Cash, cash equivalents and short-term investments primarily consist of highly-liquid investments in money market funds, commercial paper, U.S. agency securities, U.S. government bonds, corporate debt securities and certificates of deposit. Long-term investments primarily consist of U.S. agency securities and corporate debt securities. In April 2024, we used $40.1 million of cash to acquire the risk and performance analytics solutions businesses of Wilshire Advisors LLC.
As more fully disclosed in Note 14 of the financial statements, on November 4, 2024, the Company entered into Amendment No. 1 to the Tax Receivable Agreement (the “Amendment”) by and among (i) the Company, (ii) CWAN Holdings and (iii) certain affiliates of the Principal Equity Owners, which amends the TRA. Pursuant to the Amendment, the TRA will be amended to provide for the payment of one-time settlement payments (each, a “Settlement Payment” and collectively, the “Settlement Payments”) in a gross amount of approximately $72.5 million. The effectiveness of the Amendment is subject to the approval of the Amendment by a majority of the “Unaffiliated Stockholders” and an absence of regulatory orders or laws prohibiting the effectiveness of the Amendment. The Settlement Payments to be made by the Company will be funded by a cash distribution by CWAN Holdings to owners of its LLC Units in an aggregate amount equal to approximately $81.6 million, of which $72.5 million will be distributed to the Company and approximately $9.0 million will be distributed to certain affiliates of Welsh Carson, each in their capacities as owners of CWAN Holdings’ LLC Units. If the “Unaffiliated Stockholders” approve, the Company expects to pay the $81.6 million in Settlement Payments in the fourth quarter of 2024.
We believe our existing cash and cash equivalents will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months, including any payments made to terminate the TRA. Our future financing requirements will depend on many factors, including our growth rate, revenue retention rates, the timing and extent of spending to support development of our platform and any future investments or acquisitions we may make. Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Risk Factors” in the Annual Report.
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$103,520	$60,505
Net cash used in investing activities	(54,772)	(95,613)
Net cash used in financing activities	(42,525)	(9,924)
Effect of exchange rate changes on cash and cash equivalents	706	(27)
Change in cash and cash equivalents during the period	$6,929	$(45,059)
Cash Flows from Operating Activities
Net cash provided by operating activities of $103.5 million during the nine months ended September 30, 2024 was primarily the result of our net income adjusted for non-cash charges, including equity-based compensation, operating lease expense and depreciation and amortization and positive changes in operating assets and liabilities. Cash flows resulting from changes in operating assets and liabilities include an increase in tax receivable agreement liability of $9.9 million due to the accrual of current year’s liability and the timing of tax payments for the year ended December 31, 2023, increase in accrued expenses and other liabilities of $3.8 million primarily due to increased deferred revenue for professional services invoiced in advance of services being performed partially offset by payment in the first quarter of 2024 of bonuses to employees earned in 2023 and payments related to our operating leases, reduction of prepaid expenses and other assets $1.1 million primarily due to amortization of prepaid software subscriptions, partially offset by an increase in accounts receivable of $7.9 million comprised of $16.8 million increase from growth in revenues offset by a $8.9 million decrease due to collection of aged receivable balances and increase in deferred commissions $3.4 million as a result of growth in sales leading to higher commission payouts.
Net cash provided by operating activities of $60.5 million during the nine months ended September 30, 2023 was primarily the result of our net loss adjusted for non-cash charges, including equity-based compensation, tax receivable agreement (benefit) expense, operating lease expense and depreciation and amortization, partially offset by net investment in operating assets and liabilities. Cash flows resulting from changes in operating assets and liabilities include an increase in accounts receivable of $18.9 million comprised of $10.5 million from growth in revenues and $8.4 million from aging of receivable balances for certain customers due to short-term deterioration in days sales outstanding which we continue to believe are collectible, increase in deferred commissions of $2.7 million due to higher revenues in the period, reduction in accrued expenses and other liabilities of $6.2 million primarily due to payment in the first quarter of 2023 of bonuses to employees earned in 2022, timing of option exercises by international employees, payments related to our operating leases, and increased deposits related to leased offices and increase in tax receivable agreement liability of $6.1 million, partially offset by reduction in prepaid expenses and other assets of $4.2 million due to amortization of annual prepaid services.
Cash Flows from Investing Activities
Net cash used in investing activities of $54.8 million during the nine months ended September 30, 2024 was primarily due to the acquisition of Wilshire Technology of $40.1 million, the purchase of $94.0 million available-for-sale investments, the purchase of $3.0 million of held-to-maturity investments and $4.4 million attributable to the purchase of property and equipment, including internally developed software, partially offset by $86.9 million in proceeds from the sale and maturity of investments.
Net cash used in investing activities of $95.6 million during the nine months ended September 30, 2023 was primarily due to the purchase of $111.0 million available-for-sale investments and $4.1 million attributable to the purchase of property and equipment, including internally developed software, partially offset by $19.5 million in proceeds from the sale and maturity of investments.
Cash Flows from Financing Activities
Net cash used in financing activities during the nine months ended September 30, 2024 was $42.5 million, of which $42.7 million was used to pay tax withholding on behalf of employees related to net share settlement, $0.8 million was used for the payment of the holdback liability related to the JUMP acquisition, and $2.1 million was used for repayment of borrowings, partially offset by $2.8 million of proceeds from the employee stock purchase plan.
Net cash used in financing activities during the nine months ended September 30, 2023 was $9.9 million, of which $14.9 million was used to pay minimum tax withholding on behalf of employees related to net share settlement and $2.1 million was used in the repayment of borrowings, partially offset by $4.5 million of proceeds from the exercise of options and $2.6 million of proceeds from the employee stock purchase plan.
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
Recent Accounting Pronouncements
There are no recent accounting pronouncements during the nine months ended September 30, 2024.
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

Interest Rate Risk
We have interest rate risk relating to debt and associated interest expense under the New Credit Agreement, which has been amended to be indexed to SOFR. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical increase or decrease in SOFR of 100 basis points would increase or decrease, respectively, our interest expense or income by approximately $0.5 million on an annual basis, based on our $46.8 million debt balance under the New Credit Agreement at September 30, 2024.
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

Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2024, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities.
There were no sales of unregistered equity securities during the three months ended September 30, 2024.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

During the three months ended September 30, 2024, the following officer adopted a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K. All trading plans that were adopted during the period were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, and our policies regarding transactions in our securities.

Name and Title	Date	Action	Expiration Date	Total Shares Subject to Plan
Sandeep Sahai, Chief Executive Officer	September 9, 2024	Adoption	August 30, 2025	539,172

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

Clearwater Analytics Holdings, Inc.

Date: November 6, 2024	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)