Form 10-K
period 2024-12-31
Clearwater Analytics Holdings, Inc.
filed 2025-02-26
CIK 1866368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,945,685,858 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock outstanding as of February 21, 2025 was:
216,231,925 shares of Class A common stock.
12,542,110 shares of Class C common stock.
22,243,668 shares of Class D common stock.

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
•“2025 Term Loan” refers to the senior secured term loan B facility which Clearwater Analytics, LLC completed syndication for in connection with the anticipated acquisition of Enfusion, Inc.
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
•“CECL” refers to the current expected credit losses model per ASU 2023-09, Income Taxes (Topic 326): Measurement of Credit Losses on Financial Instruments.
•“CIS” refers to the Center for Internet Security.
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
•“Credit Agreement” refers to a credit agreement which Clearwater Analytics, LLC entered into with JPMorgan Chase Bank, N.A. in connection with the closing of the IPO.
•“CWAN Holdings” refers to CWAN Holdings, LLC.
•“Enfusion” refers to Enfusion, Inc.
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
•“Merger Agreement” refers to the Agreement and Plan of Merger entered into with Enfusion on January 10, 2025.
•“NAIC” refers to the National Association of Insurance Commissioners.

•“NIST” refers to the National Institute of Standards and Technology.
•“NPS” refers to our net promoter score, which can range from a low of negative 100 to a high of positive 100, that we use to gauge customer satisfaction. NPS benchmarks can vary significantly by industry, but a score greater than zero represents a company having more promoters than detractors. Our methodology of calculating NPS reflects responses from customers who purchase investment accounting and reporting, performance measurement, compliance monitoring and risk analytic solutions from us and choose to respond to the survey question. In particular, it reflects responses given in the fourth quarter of 2024 and reflects a sample size of 116 responses over that period. NPS gives no weight to customers who decline to answer the survey question.
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
•“Secondary Offerings” refers to the sale by certain affiliates of Welsh Carson, Warburg Pincus and Permira, as applicable, of an aggregate of 14,950,000, 10,000,000, 20,000,000, 17,000,000, 16,250,000, 12,000,000, and 25,000,000 shares of Class A common stock in underwritten secondary public offerings entered into on March 8, 2023, June 15, 2023, November 6, 2023, November 30, 2023, March 6, 2024, June 10, 2024, and November 11, 2024, respectively.
•“Tax Receivable Agreement” or “TRA” refers to the Tax Receivable Agreement, dated as of September 28, 2021, by and among Clearwater Analytics Holdings, Inc., CWAN Holdings and the other parties thereto.
•“TRA Amendment” refers to Amendment No.1 to the TRA, dated November 4, 2024, by and among Clearwater Analytics Holdings, Inc., CWAN Holdings and the other TRA Amendment Parties (as defined therein).
•“TRA Bonus Agreement” refers to the Tax Receivable Agreement Bonus Letters, each dated as of September 28, 2021, by and among Clearwater Analytics Holdings, Inc. and certain of our executive officers.
•“Transactions” refers to the organizational transactions described under “Transactions” in Note 1 “Organization and Description of Business” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•“Up-C” refers to the Company’s umbrella partnership-C-corporation organizational structure. See Note 1 “Organization and Description of Business” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
•“Warburg Pincus” refers to Warburg Pincus LLC, one of our largest owners through holdings by its affiliates.
•“Welsh Carson” refers to Welsh, Carson, Anderson & Stowe, one of our largest owners through holdings by its affiliates.
•“Wilshire” refers to Wilshire Advisors LLC.

•“Wilshire Technology” refers, collectively, to Wilshire AxiomSM, Wilshire AtlasSM, and Wilshire Abacus (“AAA”) and Wilshire iQComposite (“iQ Composite”), which was co-branded as Clearwater Wilshire Analytics post-acquisition.

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
•we are dependent on fees based on the value of the assets on our platform for the main portion of our revenues, and to the extent market volatility, a downturn in economic conditions or other factors cause negative trends or fluctuations in the value of the assets on our platform, our fee-based revenue and earnings may decline;
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
•our business relies heavily on cloud-based services and to some extent, our own computer equipment, electronic delivery systems, networks and telecommunications systems and infrastructure, the Internet and the IT systems of third parties. Any failures or disruptions in any of the foregoing could result in reduced revenues, increased costs and the loss of clients and could harm our business, financial condition, reputation, and results of operations;
•our failure to successfully integrate acquisitions could strain our resources. In addition, there are significant risks associated with growth through acquisitions, which may materially adversely affect our business, financial condition or results of operations;
•if our intellectual property and proprietary technology are not adequately protected to prevent use or appropriation by our competitors, our business and competitive position would suffer;
•the Principal Equity Owners continue to have influence over us, including influence over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote;
•provisions in our certificate of incorporation and bylaws, may have the effect of delaying or preventing a change of control or changes in our management; and
v

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
We provide full investment lifecycle solutions spanning: accounting and reporting, performance measurement, compliance monitoring, planning and order management and risk analytics solutions for asset managers, insurance companies, large corporations and other asset owning institutions including governments, endowments and foundations. Every day, Clearwater’s powerful platform aggregates and normalizes data on over $8.8 trillion of global invested assets for over 1,400 clients as of December 31, 2024. We bring modern software to an industry that has long been dominated by difficult-to-use, high cost legacy technologies and processes, which often lack data integrity and traceability, and often require significant manual intervention. The strength of our platform is demonstrated by our approximately 80% win rate for new clients over the prior four years in deals that reached the proposal stage.
The markets we serve are highly complex and changing rapidly. All asset owners and asset managers need timely, accurate and comprehensive control over their investment portfolios in order to effectively make capital allocation decisions, manage risk, measure performance, comply with regulations and communicate to various stakeholders internally and externally. This requires organizations to have a comprehensive, global view of their investment portfolio. A partial view of one asset class or one reporting regime is ineffective: delivering analysis on 95% of the portfolio is inadequate because, more often than not, the opaque final 5% of the portfolio creates disproportionate risk. A single client can invest in over 60 different asset classes, hold assets in over 50 different currencies, be governed by more than 10 accounting regimes and hold positions representing thousands of individual tax lots. These clients often have separate solutions for accounting, reporting, performance, compliance and risk management with disparate products for each asset class and each country. Furthermore, clients frequently require large teams of people to manually review, compare and enter data, correct errors and build custom reports across multiple disparate systems and spreadsheets. For asset managers, their clients, the asset owners, have increasingly greater demands and are often requesting additional information and reporting. Our platform provides our clients with a single consolidated and transparent view of investment data and analytics, leaving the hard work to the Clearwater team of experts.
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
Our team members are passionate about client success. We strive to be an extension of our clients’ own teams by providing responsive, consistent and effective support. Our clients have direct access to a dedicated client service team, a specialized group of experts devoted to ensuring data is as accurate and current as possible and resolving any challenges our clients may encounter utilizing our platform. We take pride in our extremely high client satisfaction rating with a NPS of 60+, in contrast with competitors who typically score much lower. Our gross revenue retention rate has remained at least 98% in 23 of the past 24 quarters, which we believe is a testament to the strength of our offering, our ability to deliver operational efficiency for our clients and our focus on providing exceptional client service. We are able to deliver this service to our clients by attracting, retaining and engaging an outstanding team.
Our clients are increasingly asking us to do more for them. In response, we endeavor to provide our clients with an ever-more comprehensive view, whether across new geographies or asset classes or by expanding to provide solutions front to back across the entire investment lifecycle. We track our progress in expanding client relationships through our net revenue retention rate, which has consistently exceeded 100% since 2019. We continue to expand our product offerings within our Core Clearwater solution and we continue to introduce new, adjacent solutions to our clients, including Prism, LPx, and since 2023, MLx. In addition to our organic multiproduct expansion, we acquired JUMP Technology in 2022. The JUMP solution provides Order Management and Portfolio Management solutions as well as specific functionality tailored to the French market. In 2024, we acquired the Wilshire Technology to provide clients with additional post-trade risk capabilities. We expect to continue to introduce new organically developed products and acquire additional solutions that we believe will further enhance our relationship with our clients.
We have a recurring revenue model, excluding revenue from professional services and license-related revenue from JUMP. We charge our clients a fee that is based on the amount and complexity of the assets they manage on our platform as well as the breadth and type of the solution utilized by the client. In 2022, we transitioned our contracting structure to a framework we describe as Base+ for all new clients. A Base+ contract framework includes a base fee for a prospective or existing client's book of business plus an incremental fee for increases in assets on the platform. This structure is designed to limit the downside volatility in our asset-based fees. We also began to amend contracts with our existing clients to either modify the structure of such contracts from a pure asset-based fee to this Base+ model or to increase the basis point price. Prior to 2022, we charged a basis point fee based on the client’s assets on the platform subject to contracted minimums. For those clients contracted prior to 2022 and whose contract has not been amended, our revenues can more significantly fluctuate with the changes in those clients’ assets. A majority of the assets on our platform are high-grade fixed income assets, which have traditionally had lower levels of volatility enabling our highly predictable revenue streams. The Base+ model includes annual increases in the base fee and enables us to charge additional fees for supplemental services provided for certain alternative asset classes (e.g., LPx, MLx) or additional products (e.g. Prism, OMS/PMS) should the client choose to utilize those services.
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
As announced on January 13, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) on January 10, 2025 to acquire Enfusion, Inc. (NYSE: ENFN) (“Enfusion”). The acquisition is expected to accelerate the Company’s vision of building the first cloud-native front-to-back platform for the entire investment management industry. The merger is expected to be completed in the second quarter of 2025, subject to approval by Enfusion’s shareholders, the receipt of required regulatory approvals and other customary closing conditions set forth in the Merger Agreement. For more information, see Note 19 “Subsequent Events” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Rising Demand for Risk Management and Transparency
Investors are seeking the highest quality investment data and portfolio visibility in order to effectively make capital allocation decisions, manage risk and measure performance. Additionally, the rise of environmental, social and governance (ESG) initiatives, particularly in Europe, in investing has increased the need for transparency in portfolio holdings as investors seek to measure compliance with ESG objectives. Asset owners and asset managers need a solution that provides on-demand transparency in order to optimize risk management, forecast income, conduct shock and scenario analyses and provide their stakeholders with the holdings-based visibility that they require.
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
•Comprehensive View of Global Assets: For asset owners and asset managers, we provide comprehensive views and powerful analytics regarding their investment data. We offer investment accounting for $8.8 trillion of assets in our clients’ portfolios globally as of December 31, 2024, including complex derivatives and alternative investments. Clients benefit from having a “single pane of glass” through which to holistically and accurately view their entire investment portfolios, with the flexibility to respond to unique reporting challenges across different regulatory regimes.
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
•Multi-basis: A single client can access 39 accounting bases, such as GAAP, Statutory, Tax and IFRS. Our platform has the flexibility to add new accounting bases as our clients’ needs require; and

•Multi-currency: We support clients with more than 54 local currencies (currency of the country they are domiciled in), 30 functional currencies (currency of the country where their principal business is), and numerous reporting currencies.
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
Clearwater JUMP
We acquired JUMP Technologies in November 2022 in furtherance of our growth strategy of expanding internationally and entering into adjacent markets, offering adjacent functionality for the “Full Investment Lifecycle” and evolving into a multi-product company. JUMP provides us with expansion in European markets and increases our capabilities through unit-linked funds functionality to serve European insurers which have assets in unit-linked funds. With JUMP, we have additional capabilities providing a modular front, middle and back office solution to investment managers, private banks, and insurers which we have grouped into the following offerings:
•Portfolio management and order management
•Unit-linked funds
•Tri-partite templates
•Full trade life cycle
The enhanced capabilities acquired from JUMP are complemented by our add-on modules for Alternative Assets, Clearwater Prism, Multi-GAAP and Self-Service.
Clearwater Wilshire Analytics
We acquired Wilshire Technology in April 2024 to provide enhanced analytical capabilities for investment managers and institutional asset owners. The Clearwater Wilshire Analytics platform helps clients calculate performance and risk attribution, assist with security-level portfolio construction, uncover new strategies, access high-quality portfolio models, and identify investment opportunities that maximize returns and mitigate risk. As a result, investment teams are able to significantly improve client satisfaction and drive faster growth of assets under management compared to the market.
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

As of December 31, 2024, we had over 1,400 clients across 49 countries with over $8.8 trillion of global invested assets on our platform. In addition, as of December 31, 2024, we had 100 clients who contributed at least $1,000,000 in annualized recurring revenue. Our diversified, blue-chip client base of insurance companies, asset managers and large corporations have $4.4 trillion, $2.7 trillion and $1.1 trillion in assets on our platform, respectively, as of December 31, 2024. In addition, SLED (state, local and education) entities, and bank/community foundations have $0.3 trillion and $0.2 trillion in assets on our platform, respectively as of December 31, 2024. No client accounted for more than 10% of our revenue for the years ended December 31, 2024, 2023 and 2022, and our top 10 clients represented less than 30% of total revenue for each of the years ended December 31, 2024, 2023 and 2022.
Our Go-to-Market Strategy
We seek to deliver exceptional innovation and service to our clients every day. Client success is core to our go-to-market approach and contributes to both our ability to win new clients and retain existing clients.
We have earned an NPS of 60+ in an industry that typically scores much lower. Our high client satisfaction also translates into gross revenue retention rates of at least 98% in 23 of the past 24 quarters.
We continue to see significant demand for our offerings around the world, and our sales efforts are supported by a sales force of 179 team members globally as of December 31, 2024. We divide this sales force by geography, client end-market and target client size. Our North American sales team includes representatives focused on insurance companies, asset managers, corporations and growth markets. Our international sales team includes representatives focused on insurers and asset managers based in various regions of Europe and APAC. We plan to continue expanding our sales force and adding new target end-markets in the periods ahead.
Our sales force is supported by a global marketing team with 23 team members as of December 31, 2024. We actively grow our sales pipeline through account-based marketing, investment in our digital presence, increased brand awareness and product marketing. We will continue to invest in and build out our global marketing function to drive future pipeline and growth.
Our Growth Strategy
We intend to drive the growth of our business and expand our addressable market through the following strategies:
Deepen Our Relationships With Existing Clients
We believe we achieve our industry-leading NPS of 60+ by giving our clients an exceptional and differentiated solution and experience. We believe we are very effective in solving our clients’ challenges in managing investment accounting and reporting, performance measurement, compliance monitoring and risk analytics. Our gross revenue retention rate has remained at least 98% for 23 of the last 24 quarters, and our net revenue retention rate reached 116% in the quarter ended December 31, 2024. For a discussion of gross revenue retention rate and net revenue retention rate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Measures.”
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
Continue Expanding Within Our Core Client End-Markets
Our current core end-markets (asset management, insurance and corporations) remain significantly unpenetrated today. We continue to drive growth and market-share gains within these end-markets, which have to date been primarily served by legacy products and processes. We will continue to displace legacy products and add clients in these end-markets through our direct sales and marketing efforts and by helping our strategic asset manager clients win new clients, which in turn brings more assets onto our platform. With only approximately 4% market penetration for asset managers and approximately 31% for insurance companies in North America today, we believe that we have significant market opportunity for additional growth. Our competitive win rate for new clients remains approximately 80% over the prior four years in deals that reached the proposal stage, which gives us confidence that our approach works well.

Accelerate International Expansion
With new offices, leadership and sales teams now established in Edinburgh, London, Paris, Frankfurt, Singapore, and Hong Kong, we are poised to reach more new clients globally moving forward. We have substantial room to grow our international business as revenues outside the United States represented only 18% of our total revenues for the year ended December 31, 2024, despite these markets representing approximately 46% of our total addressable market. We have invested in these geographic markets recognizing that the challenges international clients experience are very similar to those experienced by our North American clients. We believe our solution is highly effective at addressing client needs regardless of geography.
Continue Expanding Within Adjacent Client End-Markets
We believe there is a significant opportunity for growth by continuing to target adjacent end-markets. There is a large opportunity to tailor the regulatory reporting and performance management capabilities of our existing solutions to better serve the needs of a range of additional asset owners, such as state and local governments, pension funds, sovereign wealth funds as well as endowments and foundations. We believe our existing solutions are suitable to serve the needs of the clients in these end-markets. While we have onboarded our first clients in these end-markets and have built internal teams to service them, we do not currently derive a material amount of revenue from these end-markets.
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
Pursue Strategic Partnerships and Acquisitions
We may selectively pursue partnerships and acquisitions that complement our solutions, provide us access to new markets or improve our competitive positioning within existing and new markets, or that otherwise accelerate one or more of our growth objectives. We completed the acquisition of JUMP in November 2022, which has expanded our capabilities in investment management and provides expansion into European markets. In April 2024, we acquired Wilshire Technology to provide enhanced analytical capabilities for investment managers and institutional asset owners and to strengthen our position in the institutional asset owner market. We will continue to consider partnerships and acquisitions focused on improving our technology for alternative assets data and our performance and risk management offerings, as well as expansion in Europe, the Middle East and Asia.
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
In each of our core client end-markets, we compete with a variety of firms depending on client size, type, location, computing environment and functional requirements. Our principal competitors include large providers of investment operations, accounting and analytics systems such as SS&C (with its Advent, CAMRA, Maximus, and Singularity products), State Street (with its PAM and outsourced service offerings), SAP, BNY Mellon’s Eagle product, Deutsche Börse’s Simcorp Dimension, BlackRock’s Aladdin, FIS’s iWorks and Northern Trust. We occasionally see smaller providers of specialized applications and services. We also compete with outsourcers, as well as the internal processing and IT departments of our prospective clients.
We believe the principal factors that drive competition in our market include:
•New SaaS technology;
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
Approximately 34% of our global employee base is dedicated to product development and engineering. Our personnel are organized into solution-specific teams and are based principally in Boise, Idaho, Seattle, Washington, Paris, France and Noida, India. We expect to continue our significant investment in product engineering and innovation as we extend our competitive strengths moving forward.
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
Our Human Capital Management and Culture
As of December 31, 2024, we had 1,915 employees, including approximately 648 in product development and engineering, 202 in sales and marketing, 919 in operations and 146 in executive, general administrative and corporate functions. Of these employees, 977 were located in the United States, 541 were located in India, 235 were located in the United Kingdom, 151 were located within the European Union, 4 were located in Singapore, and 7 were located in Hong Kong. None of our U.S. employees are subject to a collective bargaining agreement. Employees in France are represented by local workers’ councils and/ or collective bargaining agreements, as required by local laws or customs. We have never experienced a work stoppage and believe our relationship with our employees to be good.
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
ESG
Clearwater has adopted ESG objectives designed to create long-term value and manage risks.
Clearwater’s Board of Directors has delegated oversight of development and implementation of the Company’s focus and objectives regarding environmental, social, and governance and sustainability matters to the Nominating and Corporate Governance Committee and has also delegated oversight of human capital management, including corporate culture and diversity and inclusion, to the Compensation Committee. Clearwater has also launched individual committees for Environmental, Social and Governance with members across functions and geographies.
Clearwater has a number of on-going ESG initiatives and has demonstrated progress in several of these areas, including offering employee benefits that promote responsible transportation, volunteerism and charitable contributions, and transitioning to a cloud-based server provider. Clearwater has a diverse Board of Directors that is 60% comprised of directors who identify as female, a racial and ethnic minority, or a member of the LGBTQ+ community. Clearwater has also instituted leading information security practices to meet the high security expectations of its client base.
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
We are dependent on fees based on the value of the assets on our platform for the main portion of our revenues, and to the extent market volatility, a downturn in economic conditions or other factors cause negative trends or fluctuations in the value of the assets on our platform, our fee-based revenue and earnings may decline.
Substantially all of our revenue is derived from fees that are primarily based on the amount of assets on our platform. These fees are stated in basis points, or 1/100th of 1%. Though in substantially all cases we charge a minimum fee regardless of the assets that are loaded onto our platform and since 2022 we have implemented a Base+ model, our results of operations and financial condition are highly dependent on the value of the assets that our clients maintain on our platform. In particular, we are dependent on the fee-based revenue from our insurance industry clients and asset manager clients, from whom we derived 54% and 32%, respectively, of our total revenue for the year ended December 31, 2024.
Because we provide a majority of our solutions to the financial services industry, we are vulnerable to U.S. and foreign economic conditions and general trends in business and finance, which are affected by many factors beyond our control, including interest rate changes, tariffs, inflation, exchange rate changes, fiscal and monetary policy and general economic conditions, including those caused by national and international macroeconomic events, including instability caused by geopolitical issues, war and uncertainty with respect to terrorism. For example, customers of our asset manager clients are generally free to change asset managers and can even withdraw the funds they have invested with asset managers to avoid all securities markets-related risks. Because of significant fluctuations in securities prices or investment underperformance driven by an economic downturn, such an investor may choose to transfer assets to investments that are perceived to be more secure and that are not maintained or managed by our asset manager clients, such as bank deposits and Treasury securities, or to mutual funds. These actions by investors are outside of our control and could materially adversely affect the portfolio market value of the assets that our clients have loaded onto our platform, which could in turn materially adversely affect the portfolio-based fees we receive from our clients. Significant changes in investing patterns or large-scale withdrawal of investment funds could have a material adverse effect on our business, financial condition or results of operations.
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
Our revenues for the year ended December 31, 2024 grew 23% compared to the same period in 2023. Continued future growth could place additional demands on our resources and increase our expenses. Our success depends in large part on our ability to attract high-quality management and employees in sales, development, software engineering, operations and support functions. In addition to hiring new employees, we must continue to focus on retaining our best talent and preserving our culture, values and entrepreneurial environment. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the ongoing expansion of our business, could harm our results of operations and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and employees. We may need to invest significant amounts of cash and equity for new and existing employees and we may never realize returns on these investments. In addition, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. In the last few years, we have observed an overall tightening and increased competitiveness in the U.S. labor market. Although we have not experienced any material labor shortage, a prolonged labor shortage or increased employee turnover caused by general macroeconomic or other factors could increase our labor costs and negatively impact our ability to serve our clients. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business, financial condition and results of operations will be harmed.

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
In 2022, we transitioned our contracting structure to a framework we describe as Base+ for all new clients. A Base+ contract framework includes a base fee for a prospective or existing client’s book of business plus an incremental fee for increases in assets on the platform. This structure is designed to limit the downside volatility in our asset-based fees. We also began to amend contracts with our existing clients to either modify the structure of such contracts from a pure asset-based fee to this Base+ model or to increase the basis point price. Prior to 2022, we charged a basis point fee based on the client’s assets on the platform subject to contracted minimums. For those clients contracted prior to 2022 and whose contract has not been amended, our revenues may more significantly fluctuate with the changes in those clients’ assets. In general, the price we charge our clients for our solutions is based on a number of factors including the expected amount of assets on the platform, asset mix (e.g., fixed income, structured products, equities, derivatives or private assets), transaction volume, number of data feeds, and other client-specific factors. Our clients may, for a number of reasons and despite the Base+ framework, seek to negotiate a lower basis points fee percentage. For example, an increase in the use of index-linked investment products by the customers of our asset manager clients may result in lower fees being paid to our clients, and our clients may in turn seek to negotiate lower basis points fee percentages for our services. Similarly, the total value of assets reported in our insurance clients’ regulatory filings may decrease, and as a result, such clients may seek a corresponding reduction in our related fees.
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
Our business relies heavily on cloud-based services and to some extent, our own computer equipment, electronic delivery systems, networks and telecommunications systems and infrastructure, the Internet and the IT systems of third parties. Any failures or disruptions in any of the foregoing could result in reduced revenues, increased costs and the loss of clients and could harm our business, financial condition, reputation, and results of operations.
Our business relies heavily on cloud-based services and to some extent, our own computer equipment, electronic delivery systems, networks and telecommunications systems and infrastructure, the Internet and the IT systems of third party providers, and the foregoing may be vulnerable to disruptions, failures or slowdowns caused by fire, earthquake, extreme weather events, power loss, telecommunications failure, terrorist attacks, wars, Internet failures, computer viruses, system errors and miscalculations and other events beyond our control. Furthermore, we rely on agreements with our suppliers, such as our current data hosting and service provider and financial market data providers, and on our clients’ agreements with certain third party data providers, to provide us with access to certain computer equipment, cloud-based services, electronic delivery systems, the Internet, market financial information and information regarding our clients’ assets. A future contractual dispute may arise with one of our suppliers or third party data providers that could cause a disruption or deterioration in our solutions and services, and we are unable to predict whether our agreements with our suppliers or our clients’ agreements with third party data providers can be obtained or renewed on acceptable terms, or at all. An unanticipated disruption, failure or slowdown affecting our key technologies or facilities may have significant ramifications, such as data loss, data corruption, damaged software code, inaccurate accounting of transactions, inaccurate regulatory reporting or inability to provide certain solutions and services to our clients. We maintain off-site back-up facilities for our electronic information and computer equipment, but these facilities could be subject to the same interruptions that may affect our primary facilities. Any significant termination of data access, or disruptions, failures, slowdowns, data loss or data corruption could have a material adverse effect on our business, financial condition or results of operations and result in the loss of clients.
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
We could face liability related to unauthorized access to, disclosure or theft of the personal information we store and process and could consequently incur significant costs.
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
Cyberattacks, computer malware, viruses, social engineering (including phishing attacks), ransomware attacks and general hacking are becoming more prevalent generally and in our industry, and we may in the future become the target of third parties seeking unauthorized access to our confidential or sensitive information or that of our clients. Cybersecurity attacks may become increasingly complex as they are enhanced or facilitated by the emergence of new technologies such as AI that are used to identify and target new vulnerabilities in our information technology systems or those of our customers, third-party vendors and other business partners. For example, AI and deepfake technologies could be used to attack information systems by creating more effective phishing emails or social engineering and by exploiting vulnerabilities in electronic security programs utilizing false image or voice recognition. There is no assurance that we, our customers, third-party vendors or other business partners will be able to promptly and effectively respond to such new increasingly sophisticated threats. In addition, third parties may attempt to fraudulently induce employees, contractors or users to disclose information, including usernames and passwords, to gain access to our clients’ data, our data or other confidential or sensitive information, and we may be the target of email scams that attempt to acquire personal information or company assets. While we have security measures in place designed to protect our and our clients’ confidential and sensitive information and prevent unauthorized access to data, these measures may not be effective to prevent a security breach, including as a result of employee error, theft, misuse or malfeasance, third-party actions, unintentional events, or deliberate attacks by individuals or criminal organizations, any of which may result in someone obtaining unauthorized access to our or our clients’ data, including to our trade secrets or other confidential and proprietary business information. Because techniques used to sabotage or obtain unauthorized access to systems change frequently and frequently are not recognized until successfully launched against a target, we may be unable to anticipate all such techniques, or react in a timely manner or implement adequate preventative measures against such techniques. We devote significant financial and personnel resources to implement and maintain security measures; however, as cybersecurity threats develop, evolve and grow more complex over time, it may be necessary to make further investments to protect our data and infrastructure.
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
We currently host substantially all of our cloud service from third-party data center facilities from several global locations operated by Amazon Web Services (“AWS”). Any damage to, failure of or interference with our cloud service that is hosted by AWS, or by third-party providers we currently utilize or may utilize in the future, whether as a result of our actions, actions by the third-party data centers, actions by other third parties, or acts of God, could result in interruptions in our cloud service and/or the loss of our or our clients’ data. While the third-party data centers host the server infrastructure, we manage the cloud services through our internal teams, and we need to support version control, changes in cloud software parameters and the evolution of our products, all in a multi-OS environment. As we utilize third-party data centers, we may move or transfer our data and our clients’ data from one region to another. Despite precautions taken during this process, any unsuccessful data transfers may impair the delivery of our solutions. Impairment of, or interruptions in, our cloud services may subject us to claims and litigation, cause our clients to terminate their agreements with us and adversely affect our ability to attract new clients. Our business will also be harmed if our clients and potential clients believe our services are unreliable. Additionally, any limitation of the capacity of our third-party data centers could impede our ability to scale, onboard new clients or expand the usage of existing clients, which could adversely affect our business, financial condition and results of operations.
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
A key element of our strategy is to invest significantly in our growth and research and development efforts to develop new solutions and services and enhance our existing solutions and services to address additional applications and markets. For the year ended December 31, 2024, our research and development expense was approximately 33% of our revenue. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling solutions and services and generate revenue, if any, from such investment. Additionally, anticipated client demand for an offering we are developing could decrease after the development cycle has commenced, rendering us unable to recover substantial costs associated with the development of such offering. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions and services that are competitive in our current or future markets, it would harm our business and results of operations.

Risks Related to the Proposed Acquisition of Enfusion
If the acquisition of Enfusion is completed, we may not achieve the anticipated benefits of the proposed acquisition, including anticipated synergies.
There can be no assurance that we will be able to successfully integrate Enfusion, and the anticipated benefits of the proposed acquisition, including the anticipated operational and other synergies between the companies, may not be realized fully or at all or may take longer to realize than expected or may have unanticipated adverse results. Anticipated benefits are based on expectations about the future that are subject to change (such as assumptions about our future service costs, future operational plans which have not yet been developed and which may vary from past experiences operating the same assets or recent experiences operating in the same areas). If we are not able to realize the anticipated benefits expected from the proposed acquisition within the anticipated timing or at all, our business, financial position, results of operations and cash flows may be adversely affected, the our earnings per share may be diluted, the accretive effect of the proposed acquisition may decrease or be delayed and the market price of our Class A common stock may be negatively impacted.
The integration of the two companies will require significant time and focus from management following the proposed acquisition and could result in performance shortfalls as a result of the diversion of management’s attention to such integration efforts. Difficulties in integrating Enfusion into the Company may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated benefits, including anticipated operational and other synergies between the two companies, in whole or in part, on the anticipated timeline or at all. Potential difficulties that may be encountered in the integration process include:
•complexities associated with managing a larger, more complex, integrated business;
•potential unknown liabilities and unforeseen expenses associated with Enfusion and its integration into the Company;
• potential unknowns with respect to future operational plans; and
• inconsistencies between the two company’s standards, controls, procedures and policies.
In addition, our business may be negatively impacted following the proposed acquisition if we are unable to effectively manage the expanded operations of the combined company. Actual growth and any potential cost savings, if achieved, may be lower than what we and Enfusion expect and may take longer to achieve than anticipated. If we and Enfusion are not able to adequately address integration challenges, we may be unable to successfully integrate our operations or realize the anticipated benefits of the integration of the two companies.
The Company and Enfusion, including their respective subsidiaries, have operated and, until the completion of the merger, will continue to operate independently. It is possible that the pendency of the merger, as well as the integration process, could result in the loss of key personnel, the loss of customers, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs, an overall post-completion integration process that takes longer than originally anticipated, as well as the disruption of each company’s ongoing businesses. Any or all of those occurrences could adversely affect the combined company’s operations, including the ability to maintain relationships with customers and employees prior to, or after, the proposed acquisition or to achieve the anticipated benefits of the proposed acquisition.
The combined company may not be able to retain the Company’s and Enfusion’s existing customers, which could have an adverse effect on the combined company’s business and operations, and third parties may terminate or alter existing contracts or relationships with the Company or Enfusion.
As a result of the proposed acquisition, the combined company may experience impacts on relationships with customers that may harm the combined company’s business, financial position, results of operations and cash flows. Certain customers may seek to terminate or modify contractual obligations following the proposed acquisition, whether or not contractual rights are triggered as a result of the proposed acquisition. There can be no guarantee that customers will remain with or continue to have a relationship with the combined company or do so on the same or similar contractual terms following the proposed acquisition. If any customers seek to terminate or modify contractual obligations or discontinue the relationship with the combined company, then the combined company’s business, financial position, results of operations and cash flows may be harmed.
The Company and Enfusion also have contracts with suppliers, licensors and other business partners which may require the Company or Enfusion, as applicable, to obtain consent from these other parties in connection with the proposed acquisition, or which may otherwise contain limitations applicable to such contracts following the proposed acquisition. If these consents cannot be obtained, the combined company may suffer a loss of potential future revenue, incur costs and lose rights that may be material to the combined company’s business. In addition, third parties with whom the Company or Enfusion currently have relationships may terminate or otherwise reduce the scope of their relationship with either party in anticipation of the proposed acquisition. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the proposed acquisition. The adverse effect of any such disruptions could also be exacerbated by a delay in the completion of the proposed acquisition or by a termination of the Merger Agreement.
The combined company may be exposed to increased litigation, which could have an adverse effect on the combined company’s business, financial position, results of operations and cash flows.
The combined company may be exposed to increased litigation from stockholders, customers, suppliers and other third parties due to the combination of the Company’s and Enfusion’s businesses following the proposed acquisition. Such litigation may have an adverse impact on the combined company’s business, financial position, results of operations and cash flows, or may cause disruptions to the combined company’s operations.
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
As of December 31, 2024, there was $46.1 million of term loans outstanding under the Credit Agreement. The term loan facility is intended to be used for working capital and other general corporate purposes (including acquisitions permitted under the Credit Agreement). Additionally, on February 7, 2025, the Company completed syndication for a senior secured term loan B facility due 2033 in an aggregate principal amount of $800 million (“2025 Term Loan”), subject to the satisfaction of customary closing conditions for similar facilities for the purpose of financing a portion of the cash consideration and paying related fees and expenses in connection with our proposed acquisition of Enfusion. We have also secured commitment for a revolving credit facility agreement that provides an unsecured $200 million revolving credit facility with a tenure of 5 years. For more information, see Note 19 “Subsequent Events” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our debt consists of variable-rate debt and fluctuations in interest rates could have a material effect on our business. Prior to 2022, interest rates in the U.S. had generally been at historic lows for several years. In 2022 through 2024, the United States Federal Reserve raised interest rates several times in an attempt to combat historically high inflation. As a result, we may incur higher interest costs if interest rates continue to increase. There can be no assurance that the United States Federal Reserve will not raise rates in the future, and any such increase in interest costs could have a material adverse impact on our financial condition and cash flows.
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
The Credit Agreement contains, and the agreements evidencing or governing any other future indebtedness may contain, financial restrictions on us and our restricted subsidiaries, including restrictions on our or our restricted subsidiaries’ ability to, among other things:
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
In addition, we are required to maintain compliance with various financial ratios in the Credit Agreement. A failure by us or our subsidiaries to comply with the covenants or to maintain the required financial ratios contained in the Credit Agreement could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Additionally, a default by us under the Credit Agreement or an agreement governing any other future indebtedness may trigger cross-defaults under any other future agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness is accelerated, there can be no assurance that our assets will be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.
We may not be able to raise additional capital to execute our current or future business strategies on favorable terms, if at all, or without dilution to our stockholders.
We expect that we may need to raise additional capital to execute our current or future business strategies, including to finance any acquisitions of other businesses. However, we do not know what forms of financing, if any, will be available to us. Some financing activities in which we may engage, as well as equity interests we may issue as consideration for or in connection with the financing of any acquisitions, could cause your equity interest in the Company to be diluted, which could cause the value of our Class A common stock to decrease. If financing is not available on acceptable terms, if and when needed, our ability to fund our operations, expand our research and development and sales and marketing functions, develop and enhance our solutions and services, respond to unanticipated events, including unanticipated opportunities, or otherwise respond to competitive pressures would be significantly limited. In any such event, our business, financial condition and results of operations could be materially harmed, and we may be unable to continue our operations.
Goodwill and other intangible assets represent a significant portion of our assets, and any impairment of these assets could negatively impact our results of operations and financial condition.
A significant portion of our assets consists of goodwill and other intangible assets, primarily recorded as the result of the JUMP and Wilshire Technology acquisitions. We may subsequently experience unforeseen events that could adversely affect the value of our goodwill or intangible assets. Our goodwill is subject to an impairment test annually and is also tested for impairment whenever facts and circumstances indicate that goodwill is impaired. In the event of an impairment, any excess of the carrying value of these assets over the fair value must be written off in the period of determination. Finite-lived intangible assets are generally amortized over the useful life of such assets. Future determinations of significant impairments of goodwill or finite-lived intangible assets as a result of an impairment test or accelerated amortization of finite-lived intangible assets could have a negative impact on our results of operations and financial condition.
Deferred tax assets represent a significant portion of our assets, and non-realizability of these assets could negatively impact our results of operations and financial condition.
A significant portion of our assets consists of deferred tax assets (“DTA”), primarily for deductible temporary differences related to Investment in Partnership and loss & tax credit carry forwards. We recognize deferred tax assets to the extent it is more likely than not that the assets will be realized. We consider positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations for a need of valuation allowance at each reporting period. In the event of non-realizability of

DTA, any excess of the carrying value of these assets over the realizability must be adjusted with a corresponding valuation allowance in the period of determination. Future determinations of significant non realizability of DTA could have a negative impact on our results of operations and financial condition. For example, if we were to determine that realizability of our deferred tax assets was not more likely than not, we would reduce deferred tax assets and increase income tax expense by approximately $629 million at December 31, 2024.
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
We have devoted substantial resources to the development of our proprietary technologies, solutions and services. In order to protect our proprietary rights, we enter into confidentiality agreements with our employees, consultants and independent contractors. These agreements may not effectively prevent unauthorized disclosure of confidential information or unauthorized parties from copying aspects of our technologies, investment accounting offerings or obtaining and using information that we regard as proprietary. Moreover, these agreements may not provide an adequate remedy in the event of such unauthorized disclosures of confidential information and our rights under such agreements may not be enforceable. We have non-compete arrangements with certain employees that prevent these persons from competing with us both during and after the terms of their employment agreements. Enforceability of the non-compete agreements is not guaranteed, and such contractual restrictions could be breached without discovery or adequate remedies. In January 2024, a law prohibiting employers from entering into or attempting to enforce noncompete agreements, which are generally void under California state law, went into effect in California. In April 2024, the Federal Trade Commission (“FTC”) voted to finalize a rule banning most non-compete clauses in employment agreements. If the FTC rule withstands legal challenge and takes effect, it would deem unlawful existing non-compete agreements entered into with workers who are not “senior executives,” and would ban us from entering into new non-compete agreements with any worker, including senior executives. The FTC states that whether a given prohibition constitutes a non-compete agreement is a fact-specific inquiry so that a confidentiality undertaking, if sufficiently broad, might be seen by the FTC as a prohibited non-compete agreement.
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
We use machine learning (ML) and AI technologies in our solutions and business, and we are making investments in expanding the use of AI solutions, including ongoing deployment and improvement of features using AI technologies. The introduction of AI technologies into new or existing solutions may result in new or enhanced governmental or regulatory scrutiny (such as the recent White House executive order on the development and use of AI, the proposed EU AI Act, and other proposed state and federal regulations), litigation, confidentiality or security risks, ethical concerns, legal liability, or other complications. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. A failure on our part to develop solutions to ensure compliance with regulatory regimes and/or our clients’ requirements may result in unforeseen costs or delays deploying new and improved features using AI technologies. Furthermore, while we aim to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. Uncertainty around new and emerging AI technologies may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide related to the collection and use of training data, and development of appropriate protections and safeguards for handling the use of client data with AI technologies, which may be costly and could impact our expenses. AI technologies incorporated into our solutions and business processes may use algorithms, datasets, or training methodologies that may be flawed or contain deficiencies that may be difficult or impossible for us to detect during testing, including as a result of the use of biased or insufficient training data. Any of the foregoing may result in decreased demand for our solutions, harm to our business, results of operations or reputation, legal liability, regulatory action, or failure to achieve expected results including if use products or enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on clients or on society as a whole. In addition, third parties may deploy AI technologies in a manner that reduces client demand for our solutions.
International Risks
As a global organization, our business is susceptible to risks associated with our international operations.
In addition to our U.S. operations, we currently maintain international operations in the United Kingdom and India and have smaller sales-focused research and development-focused presences in France, Germany, Luxembourg, Singapore, and Hong Kong, and have clients located around the globe. Managing a global organization outside of the United States is difficult and time-consuming and introduces risks that we may not face with our operations and sales in the United States. These risks include:
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
•increased financial accounting and reporting burdens and complexities; and
•ongoing uncertainties as a result of instability or changes in geopolitical conditions, including military or political conflicts, such as those caused by the ongoing conflicts between Russian and Ukraine or in the Middle East.
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
Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of December 31, 2024, 541 of our total employees were based in India. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed and our results of operations could be negatively impacted.
Organizational Structure Risks
We are a holding company and our principal asset is our interest in CWAN Holdings and, accordingly, we depend on distributions from CWAN Holdings to pay our taxes and expenses. CWAN Holdings’ ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company and have no material assets other than the LLC Interests. As a holding company, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses, or declare and pay dividends, if any, in the future, will depend upon the results of operations and cash flows of CWAN Holdings and its consolidated subsidiaries and distributions we receive from CWAN Holdings. Our subsidiaries may not generate sufficient cash flow to distribute funds to us and applicable state law and contractual restrictions may not permit such distributions.
We anticipate that CWAN Holdings will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income of CWAN Holdings will be allocated to holders of the LLC Interests. Accordingly, we and our subsidiaries will be required to pay income taxes on our allocable share of any net taxable income of CWAN Holdings allocated to us under the terms of the LLC Agreement. Under the terms of the LLC Agreement, CWAN Holdings is required to make tax distributions to the holders of LLC Interests, including us, on a pro rata basis, unless certain exceptions apply. In addition to tax payments, we will incur expenses related to our operations.
We intend to cause CWAN Holdings to make cash distributions to the owners of LLC Interests in amounts sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses. However, CWAN Holdings’ ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would violate either any contract or agreement to which CWAN Holdings or its subsidiaries is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering CWAN Holdings or its subsidiaries insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations, we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders.
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
CWAN Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to its members, including us and the Continuing Equity Owners. We intend to cause CWAN Holdings to make tax distributions quarterly to the holders of LLC Interests (including us), in each case on a pro rata basis based on CWAN Holdings’ net taxable income, which tax distributions will be based on an assumed tax rate. Thus, CWAN Holdings will be required to make tax distributions that, in the aggregate, may be substantial and will likely exceed the amount of taxes that it would have paid if it were taxed on its net income at the tax rate applicable to a similarly situated corporate taxpayer. Funds used by CWAN Holdings to satisfy its tax distribution obligations will not be available for reinvestment in our business. As a result, it is possible that we will receive distributions significantly in excess of our tax liabilities. While our board may choose to distribute such cash balances as dividends on our Class A common stock, it will not be required to do so, and may in its sole discretion choose to use such excess cash for any purpose depending upon the facts and circumstances at the time of determination.
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

Risks Related to Our Class A Common Stock
The Principal Equity Owners continue to have influence over us, including influence over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of matters submitted to stockholders for a vote.
The Principal Equity Owners beneficially own 62.0% of the combined voting power of all of our outstanding common stock as of December 31, 2024. As such, the Principal Equity Owners have the ability to exercise significant influence over our management and affairs, as well as over corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election and removal of directors and the size of our board of directors, any amendment of our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. The concentration of voting power limits your ability to influence corporate matters, and as a result, we may take actions that you do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected. In addition, the Principal Equity Owners own 14.1% of the economic interest in the Company (on a fully converted basis) and 5.1% of the direct interest in CWAN Holdings, LLC as of December 31, 2024. Because they hold a substantial portion of their ownership interests in our business through CWAN Holdings, these existing holders of LLC Interests may have conflicting interests with holders of our Class A common stock. For example, they may have different tax positions from us which could influence their decisions regarding whether and when to dispose of assets, and whether and when to incur new or refinance existing indebtedness. In addition, the structuring of future transactions may take into consideration these existing unitholders’ tax considerations even where no similar benefit would accrue to us.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales may occur, could depress the market price of our Class A common stock. From time to time, we or our stockholders may sell shares of our Class A common stock. During the year ended December 31, 2024, our Principal Equity Owners sold 53 million shares of our Class A common stock pursuant to three underwritten secondary offerings. Issuing additional shares of our Class A common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both. Issuing additional shares of our Class B common stock and Class C common stock, as applicable, when issued with corresponding LLC Interests, may also dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both. Additionally, further issuances of our Class D common stock, which is convertible into shares of our Class A common stock, may also dilute the economic and voting rights of our existing stockholders.
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
The holders of an aggregate of 34,785,778 shares of our Class A common stock (on an as-converted basis) or their transferees are entitled to rights with respect to the registration of their shares under the Securities Act. Following the IPO, we filed a registration statement registering under the Securities Act the shares of Class A common stock reserved for issuance under the 2021 Plan. Sales of our Class A common stock pursuant to these registration rights or such registration statement may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for stockholders to sell shares of our Class A common stock.
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
Increasing scrutiny of environmental, social and governance matters, may impose additional costs and expose us to new risks.
Companies across all industries have been experiencing increased scrutiny related to their ESG practices and disclosures. Investors, customers, regulators, employees, and other stakeholders have focused increasingly on ESG issues, including, among other things, climate change and greenhouse gas emissions, human and civil rights, and diversity, equity, and inclusion matters. In addition, public ESG and sustainability reporting is becoming more broadly expected by various stakeholders. Clients, particularly in Europe, sometimes seek ESG information to satisfy their ESG commitments and regulatory reporting obligations. We may face reputational damage if we do not adapt to or comply with these expectations and standards relating to ESG matters, or if we fail, or are perceived to fail, to demonstrate progress toward our ESG initiatives and objectives. Further, expectations surrounding appropriate corporate behavior with respect to ESG matters are continually evolving and often reflect opposing viewpoints. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder confidence and thereby affect our brand and reputation.

Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Certain investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a factor in making an investment decision. In addition, investors, particularly some institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these corporations and their boards of directors accountable. Additionally, credit rating agencies may use these scores, or their own scores and ratings, as a consideration in their evaluation of our credit risk. If our credit rating is downgraded on the basis of ESG or “sustainability” metrics, we may face increased costs of capital. We may face reputational damage in the event we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our ordinary shares from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on ESG and sustainability matters by investors and other parties as described above may impose additional costs or expose us to new risks.
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
There are also increasing regulatory efforts to address sustainability topics and transparency with respect to sustainability matters, including an increasing number of laws and regulations promulgated by multiple countries and jurisdictions. These laws and regulations will require new and expansive disclosure on sustainability topics, including climate risks. For example, the European Union’s Corporate Sustainability Reporting Directive (“CSRD”) requires new and expansive disclosures related to sustainability risks and opportunities. At the state level, in October 2023, California enacted legislation that will ultimately require certain companies that do business in California to issue public reports on their climate-related financial risk and related mitigation measures. Compliance with any new sustainability regulatory requirements may result in increased legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and place strains on our personnel, systems and resources. Further, as many of our customers and potential customers, particularly those in the European Union, may be subject to such laws and directives, those companies will increasingly be required to assess our sustainability efforts and impacts; if we are unable to satisfactorily address their requests for information or other sustainability related requests, those companies may elect to use other providers or switch providers. These events and their impacts could otherwise disrupt and adversely affect our operations and could materially adversely affect our financial performance.

Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on various cybersecurity frameworks, such as the NIST and the CIS, and align our security program closely to the NIST Cyber Security Framework. We use these cybersecurity frameworks and information security standards as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.
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
Item 2. Properties.
Our corporate headquarters is located in Boise, Idaho and consists of 106,780 square feet under a lease agreement that expires on October 31, 2026. The lease agreement includes two optional 5-year renewal periods. We also lease office space in New York, New York; McLean, Virginia; Seattle, Washington; San Jose, California; London, United Kingdom; Edinburgh, United Kingdom; Paris, France; Luxembourg; Frankfurt, Germany; Noida, India, Singapore and Hong Kong.
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
Holders of Record
As of February 21, 2025, there were 17 holders of record of our Class A common stock. The actual number of stockholders of Class A common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. As of February 21, 2025, we also had 32 holders of record of our Class C stock and 3 holders of record of our Class D common stock.
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
In connection with the IPO, we issued 34,500,000 shares of Class A common stock at a public offering price of $18.00 per share. The graph set forth below compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (the S&P 500), Standard & Poor’s Information Technology Sector Index, NASDAQ Composite Index and NASDAQ 100 Technology Sector Index. An investment of $100 is assumed to have been made in our Class A common stock and in each index on September 24, 2021, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2024. The graph uses the closing market price on September 24, 2021 of $25.37 per share as the initial value of our Class A common stock. All values assume reinvestment of dividends.

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
We provide investment accounting and reporting, performance measurement, compliance monitoring and risk analytics solutions for asset managers, insurance companies and large corporations. Every day, Clearwater’s powerful platform aggregates and normalizes data on over $8.8 trillion of global invested assets for over 1400 clients as of December 31, 2024. We bring modern software to an industry that has long been dominated by difficult-to-use, high cost legacy technologies and processes, which often lack data integrity and traceability, and often require significant manual intervention. The strength of our platform is demonstrated by our approximately 80% win rate for new clients over the prior four years in deals that reached the proposal stage, as well as NPS of 60+ and at least 98% gross retention in 23 of the last 24 quarters.
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
We have a recurring revenue model, excluding revenue from professional services and license-related revenue from the JUMP Technology acquisition. We charge our clients a fee that is based on the amount and complexity of the assets they manage on our platform as well as the breadth of the solution utilized by the customer. In 2022, we transitioned our contracting structure to a framework we describe as Base+ for all new clients. A Base+ contract framework includes a base fee for a prospective or existing client’s book of business plus an incremental fee for increases in assets on the platform. This structure is designed to limit the downside volatility in our asset-based fees. We also began to amend contracts with our existing clients to either modify the structure of such contracts from a pure asset-based fee to this Base+ model or to increase the basis point price. Prior to 2022, we charged a basis point fee based on the client’s assets on the platform subject to contracted minimums. For those clients contracted prior to 2022 and whose contract has not been amended, our revenues can more significantly fluctuate with the changes in those clients’ assets. A majority of the assets on our platform are high-grade fixed income assets, which have traditionally had lower levels of volatility, enabling our highly predictable revenue streams. The Base+ model includes annual increases in the base fee and enables us to charge additional fees for supplemental services provided for certain alternative asset classes (e.g., LPx, MLx) or additional products (e.g. Prism, OMS/PMS) should the client choose to utilize those services.
Recent Developments
Secondary Offerings
As required by the Registration Rights Agreement dated September 28, 2021, the Company participated in multiple underwritten offerings of shares held by our Principal Equity Owners during the year ended December 31, 2024.
Pursuant to underwriting agreements executed on March 8, June 15, November 6, and November 30, 2023, certain affiliates of Welsh Carson, Warburg Pincus and Permira (the “Selling Stockholders”) sold 14,950,000, 10,000,000, 20,000,000 and 17,000,000 shares, respectively, of Class A common stock in underwritten secondary public offerings. As part of these secondary offerings, the Selling Stockholders exchanged a total of 14,693,431 shares of Class C common stock, together with corresponding LLC Interests of CWAN Holdings, and 47,122,278 shares of Class D common stock for an equivalent number of shares of Class A common stock that were purchased by the underwriters. The Company did not sell any securities in these secondary offerings and did not receive any proceeds from the sale of the shares sold by the Selling Stockholders. The Company incurred $2.1 million in expenses associated with these secondary offerings which were recorded as general and administrative expenses.
Pursuant to underwriting agreements executed on March 6, June 10, and November 11, 2024, the Selling Stockholders sold 16,250,000, 12,000,000 and 25,000,000 shares, respectively, of Class A common stock in underwritten secondary public offerings. As part of these secondary public offerings, the Selling Stockholders exchanged a total of 14,093,593 shares of Class C common stock and 29,613,617 shares of Class D common stock, and corresponding units in CWAN Holdings, for an equivalent number of shares of Class A common stock that were purchased by the underwriter. The Company did not sell any securities in the secondary offerings and did not receive any proceeds from the sale of the shares sold by the Selling Stockholders. The Company incurred $0.6 million in expenses associated with the secondary offerings which were recorded as general and administrative expenses.
Strategic Acquisitions
On April 22, 2024, the Company completed our acquisition of Wilshire Technology that comprises the risk and performance analytics solutions businesses of Wilshire, a leading global financial services firm. This strategic acquisition allows us to provide enhanced analytical capabilities for investment managers and institutional asset owners and to strengthen our position in the institutional asset owner market.
On January 10, 2025, the Company and Enfusion entered into the Merger Agreement for the Company to acquire Enfusion, a leader in SaaS solutions for the investment management and hedge fund industry, for a purchase consideration of approximately $1.5 billion. The acquisition is expected to accelerate the Company’s vision of building the first cloud-native front-to-back platform for the entire investment management industry. The merger is expected to be completed in the second quarter of 2025, subject to approval by Enfusion’s shareholders, the receipt of required regulatory approvals and other customary closing conditions set forth in the Merger Agreement. For more information, see Note 19 “Subsequent Events” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Key Factors Affecting Our Performance
The growth and future success of our business depends on many factors, including those described below.
•Adding New Clients in Established End Markets: Our future growth is dependent upon our ability to continue to add new clients, and in 2024 we added over 100 net new clients. We are focused on continuing to increase our client base in our established client end-markets of corporations, insurance companies and asset managers, and doing so with increasingly large and sophisticated clients. As we add clients, it takes time to fully onboard their assets to the platform. Our revenue generally increases as assets are added to the platform, while the effort to serve the client is relatively consistent over time. Therefore, we expect revenues and gross margins to increase for a client as the client transitions from the onboarding process to a steady state once assets have been onboarded. In any period, our gross margins may fluctuate based on the relative size and number of clients that we are onboarding at that time.
•Expanding and Retaining Relationships with Existing Clients: Our future growth is dependent upon retaining our existing clients and expanding our relationships with these clients through increases in the amount of their assets on our platform. We have enjoyed consistent gross revenue retention rates of at least 98% in 23 of the past 24 quarters. The consistency in revenue retention creates predictability in our business and enables us to better plan our future investments. Our relationships with our clients expands as these clients add more assets to our platform, with our quarterly net revenue retention rates (as defined below under “—Key Operating Measures”) between 110% and 116% in 2024. Clients may add assets as a result of acquiring new clients themselves or by acquiring new businesses or simply through organic growth, which produces additional assets that they manage using our platform. We believe that our client service model and technology platform are strong contributing factors in our attractive retention rates. As such, we expect to continue to invest in both our operations and research and development functions to maintain and increase our high levels of client satisfaction, which we believe will lead to strong client retention and expansion.
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
•Adding New Clients in Adjacent or Nascent End-Markets: Our strategy is to also add new clients in our more nascent end-markets, which include state and local governments, pension funds, sovereign wealth funds, as well as endowments and foundations. Traditionally, our existing clients have been among our best resources for referring new clients to us, and we will continue to invest in sales and marketing to build awareness of our brand, engage prospective clients and drive adoption of our platform, particularly as it relates to expanding into new end-markets. As we establish our presence in new end-markets, we expect sales and marketing expenditures will be less efficient than in our established verticals and we will become increasingly more efficient at acquiring clients in new end-markets over time.
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
•Fluctuations in the Market Value of Assets on the Platform: Although we generally have a base fee and adopted our Base+ model in 2022, we also bill our clients monthly in arrears based on a basis point rate applied to our clients’ assets on our platform, which can be influenced by general economic conditions. While 77% of the assets on our platform were high-grade fixed income securities and structured products as of December 31, 2024 and traditionally subject to lower levels of volatility, the value of our clients’ assets on our platform varies on a daily basis due to changes in securities prices, cash flow needs, incremental buying and selling of assets and other strategic priorities of our clients. For these reasons, our revenue is subject to fluctuations based on economic conditions, including market conditions and the changing interest rate environment.
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
Interest Income, Net
Interest income, net reflects interest received on our cash and cash equivalents based on interest rates in the course of the applicable period, and interest received from our other investments. Interest expense reflects expense on our outstanding term loans under the Credit Agreement during the course of the applicable period. The interest expense varies depending on the timing and amount of borrowings and repayments during the period as well as fluctuations in interest rates.
Tax Receivable Agreement Expense
In connection with the IPO and related transactions, we entered into a TRA that, prior to the TRA Amendment, provided for the payment by us of 85% of certain tax benefits that we realized, or in some cases were deemed to realize, as a result of Tax Attributes, as defined in the Tax Receivable Agreement. Tax receivable agreement expense relates to payments we made, or to be made, under the TRA prior to or in connection with the TRA Amendment.
On November 4, 2024, the Company entered into the TRA Amendment, which amended the TRA to provide for one-time settlement payments in a gross amount of approximately $72.5 million, inclusive of approximately $69.2 million to be paid to the TRA Parties (net of the TRA Bonus Payments) and approximately $3.3 million TRA Bonus Payments to be paid to certain executive officers of the Company (collectively, the “TRA Settlement Payments”), plus approximately $6.5 million in third-party expenses. Upon the payment of the TRA Settlement Payments, the TRA Parties will have no further rights to receive payments (past, current, or future) under the TRA, and the Company will have no further payment obligations (past, current, or future) to the TRA Parties under the TRA. Most of the TRA Settlement Payments were made in December 2024. The remaining TRA Settlement Payments are expected to be made in the first quarter of 2025. Refer to Note 17 “Tax Receivable Agreement Liability” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Other Income, Net
Other income, net, consists of gains and losses of foreign currency and investments.
Provision for (Benefit from) Income Taxes
Provision for (benefit from) income taxes consists of income taxes related to federal, state, and foreign jurisdictions where we conduct our business, net of any valuation allowance. Our effective tax rate may increase in the future as our ownership in CWAN Holdings increases via exchanges from historical partners. In addition, our discrete items (e.g. changes in tax rates or laws, equity-based compensation deductions, or mix of income between tax jurisdictions) may not be consistent from year to year and could cause volatility in our effective tax rate.

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
The following table summarizes the Company’s annualized recurring revenue as of the dates presented:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands)
2024
Annualized recurring revenue	$402,326	$427,189	$456,941	$474,924
2023
Annualized recurring revenue	$337,366	$349,536	$362,442	$379,096
2022
Annualized recurring revenue	$287,137	$290,354	$303,560	$323,461
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
Annualized recurring revenue increased 25% from December 31, 2023 to December 31, 2024 due to growth in our client base as we brought new clients onto our platform and added additional assets from existing clients.
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

The following table summarizes our retention rates as of the dates presented:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024
Gross revenue retention rate	99%	99%	99%	98%
Net revenue retention rate	110%	110%	114%	116%
2023
Gross revenue retention rate	97%	98%	98%	98%
Net revenue retention rate	106%	109%	108%	107%
2022
Gross retention rate	98%	98%	98%	98%
Net retention rate	107%	104%	103%	106%
Gross revenue retention rates have remained consistently at least 98% in 23 of the past 24 quarters. We believe the extremely consistent and high gross revenue retention rate is a testament to the value proposition that our leading solution offers.

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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are supplemental performance measures that our management uses to assess our operating performance. We define Adjusted EBITDA as net loss plus (i) interest income, net, (ii) depreciation and amortization expense, (iii) equity-based compensation expense and related payroll taxes, (iv) tax receivable agreement expense, (v) transaction expenses, (vi) amortization of prepaid management fees and reimbursable expenses, (vii) provision for (benefit from) income taxes, (viii) other income, net, and (ix) Up-C structure expenses. We define Adjusted EBITDA Margin as Adjusted EBITDA (as defined above) divided by revenue.

The following table reconciles net loss to Adjusted EBITDA and includes amounts expressed as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2024		2023		2022
	(in thousands, except percentages)
Net income (loss)	$427,585	95%	$(23,083)	(6%)	$(6,695)	(2%)
Adjustments:
Interest income, net	(8,621)	(2%)	(6,401)	(2%)	(1,137)	0%
Depreciation and amortization	12,181	3%	9,929	3%	5,139	2%
Equity-based compensation expense and related payroll taxes	110,961	25%	108,078	29%	66,525	22%
Tax receivable agreement expense	53,181	12%	14,396	4%	11,639	4%
Transaction expenses	8,308	2%	2,052	1%	1,711	1%
Amortization of prepaid management fees and reimbursable expenses	1,990	0%	2,592	1%	2,486	1%
Provision for (benefit from) income taxes	(457,648)	(101%)	217	0%	1,360	0%
Other income, net	(2,263)	(1%)	(1,874)	(1%)	(50)	0%
Up-C structure expenses	—	—%	—	—%	158	0%
Adjusted EBITDA	145,674	32%	105,906	29%	81,136	27%
Revenue	$451,803	100%	$368,168	100%	$303,426	100%

Results of Operations
The following tables set forth our results of operations for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue	$451,803	$368,168	$303,426
Cost of revenue(1)	122,987	107,127	87,784
Gross profit	328,816	261,041	215,642
Operating expenses:
Research and development(1)	150,558	123,925	94,120
Sales and marketing(1)	67,254	60,365	52,638
General and administrative(1)	98,770	93,496	63,767
Total operating expenses	316,582	277,786	210,525
Income (loss) from operations	12,234	(16,745)	5,117
Interest income, net	(8,621)	(6,401)	(1,137)
Tax receivable agreement expense	53,181	14,396	11,639
Other income, net	(2,263)	(1,874)	(50)
Loss before income taxes	(30,063)	(22,866)	(5,335)
Provision for (benefit from) income taxes	(457,648)	217	1,360
Net income (loss)	427,585	(23,083)	(6,695)
Less: Net income (loss) attributable to non-controlling interests	3,207	(1,456)	1,272
Net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$424,378	$(21,627)	$(7,967)
(1)Amounts include equity-based compensation as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cost of revenue	$13,634	$12,215	$9,043
Operating expenses:
Research and development	36,093	24,739	17,950
Sales and marketing	15,304	15,843	12,711
General and administrative	38,170	51,650	25,987
Total equity-based compensation expense	$103,201	$104,447	$65,691

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Revenue	100%	100%	100%
Cost of revenue	27%	29%	29%
Gross profit	73%	71%	71%
Operating expenses:
Research and development	33%	34%	31%
Sales and marketing	15%	16%	17%
General and administrative	22%	25%	21%
Total operating expenses	70%	75%	69%
Income (loss) from operations	3%	(5%)	2%
Interest (income) expense, net	(2%)	(2%)	0%
Tax receivable agreement expense	12%	4%	4%
Other (income) expense, net	(1%)	(1%)	0%
Loss before income taxes	(7%)	(6%)	(2%)
Provision for (benefit from) income taxes	(101%)	0%	0%
Net income (loss)	95%	(6)%	(2)%
Comparison of the Years Ended December 31, 2024, 2023 and 2022
Revenue

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except percentages)
Revenue	$451,803	$368,168	$303,426
Change over prior year	83,635	64,742	51,404
Percent change over prior year	23%	21%	20%
Revenue increased $83.6 million, or 23%, in 2024 compared to 2023. The increase was due to new clients brought onto our platform which resulted in an increase in revenue of $21.3 million, acquired customer base related to the Wilshire Technology acquisition of $4.2 million, as well as changes to our existing clients’ assets on our platform and an increase in revenue not related to assets on our platform. Average assets on our platform that were billed to new and existing clients increased 15% from 2023 to 2024 and average basis point rate billed to clients increased by 6.2% from 2023 to 2024.
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

Cost of Revenue

	Year Ended December 31,
	2024	$ Change	% Change	2023	$ Change	% Change	2022
	(In thousands, except percentages)
Equity-based compensation	$13,634	$1,419	12%	$12,215	$3,172	35%	$9,043
All other cost of revenue	109,353	14,441	15%	94,912	16,171	21%	78,741
Total cost of revenue	$122,987	$15,860	15%	$107,127	$19,343	22%	$87,784
Percent of revenue	27%			29%			29%
Cost of revenue changed as follows:

	Change from December 31, 2023 to December 31, 2024	Change from December 31, 2022 to December 31, 2023
	(in thousands)
Increased payroll and related costs	$8,005	$7,954
Increased data costs	2,964	341
Increased depreciation and amortization	2,139	4,709
Increased equity-based compensation	1,419	3,172
Increased facilities and infrastructure expenses	1,409	1,068
Increased travel and entertainment	239	567
Increased outside services and contractors	223	310
(Decreased) increased technology costs	(492)	1,113
Other items	(46)	109
Total change	$15,860	$19,343
The increase in cost of revenue in 2024 was primarily due to increased payroll and related costs as a result of headcount growth, increases in merit-based compensation, and changes in our employee base leading to higher compensation and increased equity-related payroll taxes for vested equity awards. In addition, cost of revenue increased due to higher data costs for acquiring vendor data contracts related to the Wilshire Technology acquisition, increased depreciation and amortization related to the amortization of capitalized IT projects and acquired Wilshire Technology intangible assets, increased equity-based compensation due to additional headcount, increased allocation of facilities cost due to additional office space in international locations, increased travel and entertainment expense as employees travelled more between our office locations to support client onboarding, and higher utilization of third-party contractors in connection with operational activities, partially offset by decreased technology costs from hosting services.
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

Operating Expenses
Research and Development

	Year Ended December 31,
	2024	$ Change	% Change	2023	$ Change	% Change	2022
	(In thousands, except percentages)
Equity-based compensation	$36,093	$11,354	46%	$24,739	$6,789	38%	$17,950
All other research and development	114,465	15,279	15%	99,186	23,016	30%	76,170
Total research and development	$150,558	$26,633	21%	$123,925	$29,805	32%	$94,120
Percent of revenue	33%			34%			31%
Research and development expense changed as follows:

	Change from December 31, 2023 to December 31, 2024	Change from December 31, 2022 to December 31, 2023
	(in thousands)
Increased equity-based compensation	$11,354	$6,789
Increased payroll and related costs	11,276	13,655
Increased technology costs	4,207	8,847
Increased facilities and infrastructure expenses	349	1,283
Decreased outside services and contractors	(369)	(893)
Other items	(184)	124
Total change	$26,633	$29,805
The increase in research and development expense in 2024 was primarily due to increased equity-based compensation due to grants of additional awards to employees, and movement of a key employee to research and development with a change in responsibilities, as well as increased payroll and related costs as a result of headcount growth, increases in merit-based compensation, and changes in our employee base leading to higher compensation and increased equity-related payroll taxes for vested equity awards. In addition, research and development expense increased due to increased technology costs from higher utilization of third-party cloud computing and other third-party IT services, and increased allocation of facilities cost due to additional office space. These increases were partially offset by decreased use of outside services and contractors due to lower utilization of third-party consultants on development activities due to a focus on internal hiring of developers.
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

Sales and Marketing

	Year Ended December 31,
	2024	$ Change	% Change	2023	$ Change	% Change	2022
	(In thousands, except percentages)
Equity-based compensation	$15,304	$(539)	(3)%	$15,843	$3,132	25%	$12,711
All other sales and marketing	51,950	7,428	17%	44,522	4,595	12%	39,927
Total sales and marketing	$67,254	$6,889	11%	$60,365	$7,727	15%	$52,638
Percent of revenue	15%			16%			17%
Sales and marketing expense changed as follows:

	Change from December 31, 2023 to December 31, 2024	Change from December 31, 2022 to December 31, 2023
	(in thousands)
Increased payroll and related costs	$5,219	$2,330
Increased outside services and contractors	906	679
Increased (decreased) marketing	793	(56)
Increased travel and entertainment	465	941
Increased depreciation and amortization	49	303
(Decreased) increased equity-based compensation	(539)	3,132
Other items	(4)	398
Total change	$6,889	$7,727
The increase in sales and marketing expense in 2024 was primarily due to increased payroll and related costs as a result of headcount growth to expand sales coverage and increases in merit-based compensation. In addition, the increase in sales and marketing expense was driven by higher utilization of third-party consultants to support marketing initiatives, increased marketing costs due to additional marketing events and IT subscriptions supporting market development programs. These increases were partially offset by a decrease in equity-based compensation due to fewer performance-based awards being granted.
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
General and Administrative

	Year Ended December 31,
	2024	$ Change	% Change	2023	$ Change	% Change	2022
	(In thousands, except percentages)
Equity-based compensation	$38,170	$(13,480)	(26)%	$51,650	$25,663	99%	$25,987
All other general and administrative	60,600	18,754	45%	41,846	4,066	11%	37,780
Total general and administrative	$98,770	$5,274	6%	$93,496	$29,729	47%	$63,767
Percent of revenue	22%			25%			21%

General and administrative expense changed as follows:

	Change from December 31, 2023 to December 31, 2024	Change from December 31, 2022 to December 31, 2023
	(in thousands)
Increased outside services and contractors	$9,701	$464
Increased payroll and related costs	5,126	2,408
Increased (decreased) facilities and infrastructure expenses	1,258	(48)
Increased recruiting expense	1,018	789
Increased travel and entertainment	569	56
Increased technology costs	484	837
Increased depreciation and amortization	373	27
(Decreased) increased equity-based compensation	(13,480)	25,663
Decreased insurance expense	(260)	(961)
Other items	485	494
Total change	$5,274	$29,729
The increase in general and administrative expense in 2024 was primarily due to increased outside services and contractors due to higher utilization of professional services supporting accounting, legal and human resources related to secondary transactions, acquisition-related activities and Tax Receivable Agreement settlement, increased payroll and related costs as a result headcount growth and increases in merit-based compensation, increased allocation of facilities cost due to additional office space, and increased recruiting expense to support key hires. These increases were partially offset by decrease in equity-based compensation primarily due to the movement of a key employee to research and development with a change in responsibilities, and decreased insurance costs for our directors and officers.
The increase in general and administrative expense in 2023 was primarily due to increased equity-based compensation expense due to JUMP acquisition-related equity awards and grant of additional awards to employees, increased payroll and related costs as a result of headcount growth. In addition, general and administrative expense increased due to higher utilization of IT services, increased recruiting costs to support key hires, increased transaction expense related to the Secondary Offerings, higher utilization of professional services supporting accounting, legal and human resources, and higher travel and entertainment expense as employees travelled between our office locations more. These increases were partially offset by decreased insurance costs for our directors and officers, reduction in our accruals for sales tax exposure as we finalize voluntary disclosure agreements with jurisdictions, and decreased allocation of facilities costs.
Non-Operating Expenses
Interest Income, Net

	Year Ended December 31,
	2024	$ Change	% Change	2023	$ Change	% Change	2022
	(In thousands, except percentages)
Interest income, net	$(8,621)	$(2,220)	35%	$(6,401)	$(5,264)	463%	$(1,137)
Tax receivable agreement expense	53,181	$38,785	269%	14,396	2,757	24%	11,639
Other income, net	$(2,263)	$(389)	21%	(1,874)	(1,824)	3648%	(50)
Interest income, net increased for the year ended December 31, 2024 and 2023 due to increased interest income on our cash, cash equivalents and investments from higher interest rates, and higher average investment balances.
The TRA expense relates to amounts incurred under our Tax Receivable Agreement or in connection with the TRA Amendment. TRA expense increased for the year ended December 31, 2024 due to the TRA Settlement Payments (as defined below). As a result of the TRA Amendment and the TRA Settlement Payments made thereunder, TRA expense is not expected to be recurring in the future as, once the remaining TRA Settlement Payments are made in full, the Company will no longer have any payment obligations under the TRA . Refer to Note 17 “Tax Receivable Agreement Liability” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Other income, net relates to foreign exchange gains and losses driven by fluctuations in exchange rates, and gains and losses related to our investments.
Provision for (benefit from) Income Taxes

	Year Ended December 31,
	2024	2023	2022
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(457,648)	$217	$1,360
Percent of revenue	(101)%	0%	0%
Change over prior year	$(457,865)	$(1,143)	$873
Percent change over prior year	(210,998)%	(84)%	179%
The benefit from income taxes in 2024 primarily relates to the valuation allowance release on our U.S. federal and state deferred tax assets. We have maintained a valuation allowance on all of our U.S. net deferred tax assets since our inception as it was determined that it was more likely than not that we would not recognize the benefits of these assets. In the fourth quarter of the year ended December 31, 2024, based on the relevant weight of positive and negative evidence, including the amount of our taxable income in recent years which is objective and verifiable, and consideration of our expected future taxable earnings, we concluded that the valuation allowance related to most U.S. federal and state deferred tax assets was no longer needed. Accordingly, we have recognized a non-recurring tax benefit of $472 million related to the valuation allowance reversal.
We consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, carryback potential if permitted under tax law, and results of recent operations.
The decrease in provision for income taxes in 2023 primarily relates to change in the mix of foreign jurisdiction income in the period and decreased pre-tax income in foreign jurisdictions.
Liquidity and Capital Resources
To date, we have primarily financed our operations through cash flows from operations and financing activities.
As of December 31, 2024, we had cash, cash equivalents and investments of $285.7 million, including cash and cash equivalents of $177.3 million, short-term investments of $78.1 million and long-term investments of $30.3 million. Cash, cash equivalents and short-term investments primarily consist of highly-liquid investments in money market funds, corporate debt securities, US government bond, commercial paper and certificates of deposit. Long-term investments primarily consist of US government bond, U.S. agency securities and corporate debt securities.
We believe our existing cash and cash equivalents will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. Our future financing requirements will depend on many factors, including our growth rate, revenue retention rates, the timing and extent of spending to support development of our platform and any future investments or acquisitions we may make. As announced on January 13, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) on January 10, 2025 to acquire Enfusion for purchase consideration of $1.5 billion that includes approximately $800 million in cash. We plan to obtain a senior secured term loan B facility due 2033 in an aggregate principal amount of $800 million (“2025 Term Loan”) and a revolving credit facility agreement that provides an unsecured $200 million revolving credit facility with a tenure of 5 years to finance this acquisition, and any other acquisitions we may make in the next 12 months. For more information, see Note 19 “Subsequent Events” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Risk Factors” elsewhere in this Annual Report on Form 10-K.

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Net cash provided by operating activities	$74,321	$84,602	$58,005
Net cash used in investing activities	(55,648)	(95,055)	(76,551)
Net cash (used in) provided by financing activities	(61,668)	(19,291)	16,229
Effect of exchange rate changes on cash and cash equivalents	(1,420)	785	(1,556)
Change in cash and cash equivalents during the period	$(44,415)	$(28,959)	$(3,873)
Cash Flows from Operating Activities
Net cash provided by operating activities of $74.3 million during 2024 was primarily the result of our net income plus non-cash charges, including equity-based compensation, operating lease expense and depreciation and amortization, offset by deferred tax benefits of $460 million and changes in operating assets and liabilities that decreased operating cash flow by $21.2 million. Accounts receivable increased $13.6 million, which is comprised of $25.5 million from growth in revenues, offset by $11.9 million from improved collections of receivable balances. Deferred commissions increased $6.2 million due to higher revenue in the year. TRA liability decreased $18.9 million due to the TRA Settlement Payments, in a gross amount of approximately $72.5 million plus approximately $6.5 million in third-party expenses in 2024. TRA payments are net of $53.2 million TRA expense recognized in the year ended December 31, 2024.
Net cash provided by operating activities of $84.6 million during 2023 was primarily the result of our net loss plus non-cash charges, including equity-based compensation, operating lease expense and depreciation and amortization offset by changes in operating assets and liabilities that decreased operating cash flow by $30.5 million. Accounts receivable increased $19.3 million, which is comprised of $14.3 million from growth in revenues and $5.0 million from the aging of receivable balances for certain customers due to deterioration in days sales outstanding which we continue to believe is collectible. Deferred commissions increased $5.1 million due to higher revenue in the year. TRA payments were $8.4 million in 2023. The remaining $2.2 million TRA payments related to 2022 was made in the first quarter of 2024. TRA payments are presented net of $14.4 million TRA expense recognized in the year ended December 31, 2023.
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
Cash Flows from Investing Activities
Net cash used in investing activities of $55.6 million during 2024 was primarily due to the purchase of $114.6 million available-for-sale investments, acquisition of Wilshire Technology, net of cash acquired of $40.1 million, purchase of $3.0 million held-to-maturity investments and $5.3 million attributable to the purchase of property and equipment, including internally developed software, which was offset by $107.4 million in proceeds from the sale and maturity of investments.
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

Cash Flows from Financing Activities
Net cash used in financing activities during 2024 was $61.7 million, of which $55.3 million was used to pay minimum tax withholding on behalf of employees related to net share settlement, $4.7 million was used for the payment of business acquisition holdback liability, $2.8 million was used in the repayment of borrowings and $3.9 million was used for the payment of tax distributions to Continuing Equity Owners, which was partially offset by $4.7 million of proceeds from the employee stock purchase plan.
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
Indebtedness
For a discussion of our indebtedness, refer to Note 8 “Credit Agreement” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
•Tax receivable agreement expense
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
Professional services
Professional services consists primarily of professional services provided to our clients to configure and optimize the use of our solutions, as well as training services related to the configuration and operation of our solutions. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services or provide the training, or milestones are achieved. We generally recognize the revenues associated with our services in the period the services are performed, provided that collection of the related receivable is reasonably assured.
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
We record uncertain tax positions in accordance with ASC 740, Income Taxes on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions that meet the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. We consider many factors when evaluating our uncertain tax positions, which involve significant judgment and may require periodic adjustments. The resolution of these uncertain tax positions in a manner inconsistent with management’s expectations could have a material impact on our consolidated financial statements. We recognize interest and penalties related to uncertain tax positions as a component of our provision for (benefit from) income taxes. Accrued interest and penalties are included with the related tax liability.
Tax Receivable Agreement
In connection with the IPO and related transactions, we entered into a TRA that, prior to the TRA Amendment, provided for the payment by us of 85% of the amount of any tax benefits that we actually realized, or in some cases were deemed to realize, from any redemptions or exchanges of CWAN Holdings units.
We have historically accounted for amounts payable under the TRA in two parts. The first was to accrue the TRA liability that has been incurred as of the balance sheet date. The second was to record the TRA liability related to all future years that was probable and reasonably estimable. We determined the amount that was probable and reasonably estimable by mirroring the net deferred tax asset balance such that the TRA liability was 85% of the net deferred tax asset balance.
On November 4, 2024, the Company entered into the TRA Amendment, which amended the TRA to provide for one-time settlement payments in a gross amount of approximately $72.5 million, inclusive of approximately $69.2 million to be paid to the TRA Parties (net of the TRA Bonus Payments) and approximately $3.3 million TRA Bonus Payments to be paid to certain executive officers of the Company (collectively, the “TRA Settlement Payments”), plus approximately $6.5 million in third-party expenses. Upon the payment of the TRA Settlement Payments, the TRA Parties will have no further rights to receive payments (past, current, or future) under the TRA, and the Company will have no further payment obligations (past, current, or future) to the TRA Parties under the TRA. Most of the TRA Settlement Payments were made in December 2024. The remaining TRA Settlement Payments are expected to be made in the first quarter of 2025. Refer to Note 17 “Tax Receivable Agreement Liability” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
Refer to Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
AUM Market Price Risk
A portion of our revenue is derived from fees that are primarily based on the amount of assets on our platform. These fees are stated in basis points, or 1/100th of 1%. Though in substantially all cases we charge a minimum or base fee regardless of the assets that are loaded onto our platform, our revenues fluctuate based on the value of the assets that our clients maintain on our platform. A total of $8.8 trillion and $7.3 trillion of assets was loaded on our platform as of December 31, 2024 and 2023, respectively. Movements in funds invested between different securities or fluctuations in securities prices or investment performance could cause the value of AUM to decline, which would result in lower fees we receive from our clients.

Interest Rate Risk
We have interest rate risk relating to debt and associated interest expense under the Credit Agreement, which has been amended to be indexed to the Secured Overnight Financing Rate (“SOFR”). At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical increase or decrease in SOFR of 100 basis points would increase or decrease, respectively, our interest expense or income by approximately $0.2 million on an annual basis, based on our $46.1 million debt balance under the Credit Agreement at December 31, 2024.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Clearwater Analytics Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of deferred tax assets recorded for exchange transactions
As discussed in Notes 2 and 16 to the consolidated financial statements, the Company holds an economic interest in CWAN Holdings, LLC (CWAN Holdings) and consolidates the financial position and results of CWAN Holdings. The Company is the sole managing member of CWAN Holdings. CWAN Holdings is treated as a partnership for U.S. federal income tax purposes with the Continuing Equity Owners of CWAN Holdings owning a non-controlling interest. The Continuing Equity Owners have the right to exchange CWAN Holdings partnership interests, along with an equal number of the Company’s Class B or C Common Stock shares, for the Company’s Class A or D Common Stock shares. Upon such an exchange, the Company is treated as purchasing an additional interest in CWAN Holdings from the Continuing Equity Owners in a taxable exchange. The exchange generates deferred tax assets as a result of an increase in tax basis for the Company. As of December 31, 2024, the Company reported $514 million of deferred tax assets related to its Investment in Partnership, a portion of which relates to these exchanges.

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
Evaluation of the realizability of deferred tax assets
As discussed in Notes 2 and 16 to the consolidated financial statements, at December 31, 2024, the Company had deferred tax assets of $625 million. These deferred tax assets consist primarily of $514 million of deductible temporary differences related to Investment in Partnership. The Company recognizes deferred tax assets to the extent it is more likely than not that the assets will be realized. The Company considered positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations.
We identified the evaluation of the realizability of certain deferred tax assets as a critical audit matter. The evaluation of the realizability of these deferred tax assets required subjective auditor judgment to assess the sustainability of the Company’s current taxable income over the periods in which those temporary differences become deductible because of the Company’s historical cumulative tax loss position.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the realizability of deferred tax assets, which included controls related to the Company's evaluation of the sustainability of current taxable income. We involved tax professionals with specialized skills and knowledge who assisted in evaluating the Company’s application of income tax law and the Company’s deferred tax asset scheduling process to determine whether it was more likely than not that certain deferred tax assets could be realized. We assessed whether current income levels are sustainable in future years by comparing to historical income levels and income margins of peer entities. We also assessed changes in the composition of the Company’s income to determine the factors that led to positive cumulative taxable income in the current year and evaluated the sustainability of those factors.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Boise, Idaho
February 26, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Clearwater Analytics Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Clearwater Analytics Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
Boise, Idaho
February 26, 2025

Clearwater Analytics Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$177,350	$221,765
Short-term investments	78,139	74,457
Accounts receivable, net	106,151	92,091
Prepaid expenses and other current assets	23,006	27,683
Total current assets	384,646	415,996
Property and equipment, net	14,797	15,349
Operating lease right-of-use assets, net	24,797	22,554
Deferred contract costs, non-current	7,013	6,439
Debt issuance costs - line of credit	339	533
Deferred tax assets, net	602,500	1,344
Other non-current assets	3,340	3,563
Intangible assets, net	30,868	26,132
Goodwill	70,971	45,338
Long-term investments	30,301	21,495
Total assets	$1,169,572	$558,743
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,934	$3,062
Accrued expenses and other current liabilities	62,983	49,535
Notes payable, current portion	2,750	2,750
Operating lease liability, current portion	8,350	6,551
Tax receivable agreement liability	35	18,894
Total current liabilities	77,052	80,792
Notes payable, less current maturities and unamortized debt issuance costs	43,164	45,828
Operating lease liability, less current portion	17,655	16,948
Other long-term liabilities	1,470	5,518
Total liabilities	139,341	149,086
Commitments and contingencies (Note 11)
Stockholders' Equity
Class A common stock, par value $0.001 per share; 1,500,000,000 shares authorized, 212,857,580 shares issued and outstanding as of December 31, 2024, 127,604,185 shares issued and outstanding as of December 31, 2023	213	128
Class B common stock, par value $0.001 per share; 500,000,000 shares authorized, no share issued and outstanding as of December 31, 2024, 111,191 shares issued and outstanding as of December 31, 2023	—	—
Class C common stock, par value $0.001 per share; 500,000,000 shares authorized, 12,542,110 shares issued and outstanding as of December 31, 2024, 32,684,156 shares issued and outstanding as of December 31, 2023	13	33
Class D common stock, par value $0.001 per share; 500,000,000 shares authorized, 22,243,668 shares issued and outstanding as of December 31, 2024, 82,955,977 shares issued and outstanding as of December 31, 2023	22	83
Additional paid-in-capital	725,174	532,507
Accumulated other comprehensive (loss) income	(1,113)	2,909
Retained earnings (accumulated deficit)	283,946	(181,331)
Total stockholders' equity attributable to Clearwater Analytics Holdings, Inc.	1,008,255	354,329
Non-controlling interests	21,976	55,328
Total stockholders' equity	1,030,231	409,657
Total liabilities and stockholders' equity	$1,169,572	$558,743
The accompanying notes are an integral part of these consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue	$451,803	$368,168	$303,426
Cost of revenue(1)	122,987	107,127	87,784
Gross profit	328,816	261,041	215,642
Operating expenses:
Research and development(1)	150,558	123,925	94,120
Sales and marketing(1)	67,254	60,365	52,638
General and administrative(1)	98,770	93,496	63,767
Total operating expenses	316,582	277,786	210,525
Income (loss) from operations	12,234	(16,745)	5,117
Interest income, net	(8,621)	(6,401)	(1,137)
Tax receivable agreement expense	53,181	14,396	11,639
Other income, net	(2,263)	(1,874)	(50)
Loss before income taxes	(30,063)	(22,866)	(5,335)
Provision for (benefit from) income taxes	(457,648)	217	1,360
Net income (loss)	427,585	(23,083)	(6,695)
Less: Net income (loss) attributable to non-controlling interests	3,207	(1,456)	1,272
Net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$424,378	$(21,627)	$(7,967)

Net earnings (loss) per share attributable to Class A and Class D common stock (Note 13):
Basic	$1.93	$(0.11)	$(0.04)
Diluted	$1.68	$(0.11)	$(0.04)

Weighted average shares of Class A and Class D common stock outstanding:
Basic	219,316,625	199,691,873	185,560,683
Diluted	254,362,539	199,691,873	185,560,683
(1)Amounts include equity-based compensation as follows:

Cost of revenue	$13,634	$12,215	$9,043
Operating expenses:
Research and development	36,093	24,739	17,950
Sales and marketing	15,304	15,843	12,711
General and administrative	38,170	51,650	25,987
Total equity-based compensation expense	$103,201	$104,447	$65,691
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$427,585	$(23,083)	$(6,695)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(4,619)	2,744	824
Unrealized gain on investments	105	42	—
Comprehensive income (loss)	$423,071	$(20,297)	$(5,871)
Less: Comprehensive income (loss) attributable to non-controlling interests	2,715	(970)	1,453
Comprehensive income (loss) attributable to Clearwater Analytics Holdings, Inc.	$420,356	$(19,327)	$(7,324)
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity (Deficit)
(In thousands, except share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2023	127,604,185	$128	111,191	$—	32,684,156	$33	82,955,977	$83	$532,507	$2,909	$(181,331)	$55,328	$409,657
Exercise of options to purchase common stock	3,139,347	3	—	—	—	—	—	—	219	—	—	26	248
Restricted stock units released	4,394,452	4	—	—	—	—	—	—	—	—	—	—	4
Shares withheld for tax obligations	(3,537,216)	(3)	—	—	—	—	—	—	(49,275)	—	—	(6,023)	(55,301)
ESPP shares issued	291,266	—	—	—	—	—	—	—	4,182	—	—	511	4,693
Equity-based compensation	—	—	—	—	—	—	—	—	92,371	—	—	11,292	103,663
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(4,116)	—	(503)	(4,619)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	94	—	11	105
Net income	—	—	—	—	—	—	—	—	—	—	424,378	3,207	427,585
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(974)	(974)
Tax effect of ownership changes	—	—	—	—	—	—	—	—	145,170	—	—	—	145,170
Effect of LLC unit exchanges	80,965,546	81	(111,191)	—	(20,142,046)	(20)	(60,712,309)	(61)	—	—	40,899	(40,899)	—
Balance at December 31, 2024	212,857,580	$213	—	$—	12,542,110	$13	22,243,668	$22	$725,174	$(1,113)	$283,946	$21,976	$1,030,231
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity (Deficit)
(In thousands, except share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2022	61,148,890	$61	1,439,251	$1	47,377,587	$47	130,083,755	$130	$455,320	$609	$(186,647)	$68,865	$338,386
Exercise of options to purchase common stock	3,016,765	3	—	—	—	—	—	—	3,910	—	—	825	4,738
Restricted stock units released	1,966,153	2	—	—	—	—	—	—	—	—	—	—	2
Shares withheld for tax obligations	(2,014,074)	(2)	—	—	—	—	—	—	(17,157)	—	—	(3,625)	(20,784)
ESPP shares issued	337,182	—	—	—	—	—	—	—	3,788	—	—	800	4,588
Equity-based compensation	—	—	—	—	—	—	—	—	86,647	—	—	18,310	104,957
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	2,265	—	479	2,744
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	35	—	7	42
Net loss	—	—	—	—	—	—	—	—	—	—	(21,627)	(1,456)	(23,083)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(1,933)	(1,933)
Effect of LLC unit exchanges	63,149,269	63	(1,328,060)	(1)	(14,693,431)	(15)	(47,127,778)	(47)	—	—	26,944	(26,944)	—
Balance at December 31, 2023	127,604,185	$128	111,191	$—	32,684,156	$33	82,955,977	$83	$532,507	$2,909	$(181,331)	$55,328	$409,657
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity (Deficit)
(In thousands, except share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2021	47,948,888	$48	11,151,110	$11	47,377,587	$47	130,083,755	$130	$388,591	$(34)	$(191,926)	$65,001	$261,868
Exercise of options to purchase common stock	2,747,332	3	—	—	—	—	—	—	14,261	—	—	4,020	18,284
Restricted stock units released	588,854	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for tax obligations	(196,961)	—	—	—	—	—	—	—	(2,487)	—	—	(702)	(3,189)
ESPP shares issued	348,918	—	—	—	—	—	—	—	3,288	—	—	927	4,215
Equity-based compensation	—	—	—	—	—	—	—	—	51,667	—	—	14,569	66,236
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	643	—	181	824
Net loss	—	—	—	—	—	—	—	—	—	—	(7,967)	1,272	(6,695)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(3,157)	(3,157)
Effect of LLC unit exchanges	9,711,859	10	(9,711,859)	(10)	—	—	—	—	—	—	13,246	(13,246)	—
Balance at December 31, 2022	61,148,890	$61	1,439,251	$1	47,377,587	$47	130,083,755	$130	$455,320	$609	$(186,647)	$68,865	$338,386
The accompanying notes are an integral part of these consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income (loss)	$427,585	$(23,083)	$(6,695)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,181	9,929	5,139
Noncash operating lease cost	9,221	7,619	5,950
Equity-based compensation	103,201	104,447	65,691
Amortization of deferred contract acquisition costs	5,265	4,763	4,327
Amortization of debt issuance costs, included in interest expense	280	280	279
Deferred tax benefit	(460,032)	(1,665)	(803)
Accretion of discount on investments	(2,185)	(1,474)	—
Realized gain on investments	(35)	(89)	—
Loss on fixed assets disposal	66	—	—
Changes in operating assets and liabilities, excluding the impact of business acquisitions:
Accounts receivable, net	(13,648)	(19,298)	(19,098)
Prepaid expenses and other assets	5,627	1,151	(4,956)
Deferred contract acquisition costs	(6,242)	(5,067)	(5,845)
Accounts payable	269	(115)	1,609
Accrued expenses and other liabilities	11,627	1,204	207
Tax receivable agreement liability	(18,859)	6,000	12,200
Net cash provided by operating activities	74,321	84,602	58,005
INVESTING ACTIVITIES
Purchases of property and equipment	(5,259)	(5,624)	(7,758)
Purchase of held to maturity investments	(3,009)	(3,004)	(3,000)
Purchase of available-for-sale investments	(114,572)	(124,178)	—
Proceeds from sale of available-for-sale investments	—	5,950	—
Proceeds from maturities of investments	107,417	31,801	—
Acquisition of business, net of cash acquired	(40,121)	—	(65,793)
Payment of initial direct costs for operating lease	(104)	—	—
Net cash used in investing activities	(55,648)	(95,055)	(76,551)
FINANCING ACTIVITIES
Proceeds from exercise of options	248	4,738	18,284
Taxes paid related to net share settlement of equity awards	(55,301)	(20,784)	(3,189)
Proceeds from employee stock purchase plan	4,693	4,588	4,215
Repayments of borrowings	(2,750)	(2,749)	(2,750)
Payment of costs associated with offering	—	—	(214)
Payment of tax distributions	(3,873)	(2,184)	(117)
Payment of business acquisition holdback liability	(4,685)	(2,900)	—
Net cash (used in) provided by financing activities	(61,668)	(19,291)	16,229
Effect of exchange rate changes on cash and cash equivalents	(1,420)	785	(1,556)
Change in cash and cash equivalents during the period	(44,415)	(28,959)	(3,873)
Cash and cash equivalents, beginning of period	221,765	250,724	254,597
Cash and cash equivalents, end of period	$177,350	$221,765	$250,724
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,464	$3,454	$1,395
Cash paid for income taxes	$1,979	$2,432	$2,044
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment included in accounts payable and accrued expense	$38	$435	$350
Business acquisition holdback liability included in accrued expense and other long-term liabilities	$—	$—	$6,999
Tax distributions payable to Continuing Equity Owners included in accrued expenses	$23	$2,945	$3,196
The accompanying notes are an integral part of these consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Notes to Consolidated Financial Statements
Note 1. Organization and Description of Business
Clearwater Analytics Holdings, Inc. (the “Company” or “Clearwater”) was incorporated as a Delaware corporation on May 18, 2021 as a holding company for the purpose of facilitating the IPO, completed on September 28, 2021, and other related transactions in order to carry on the business of the Company. Prior to the IPO, all business operations were conducted through Carbon Analytics Holdings, LLC, which changed its name to CWAN Holdings, LLC (“CWAN Holdings”) in connection with the IPO. Clearwater provides a SaaS solution for automated investment data aggregation, reconciliation, accounting and reporting services to insurers, investment managers, corporations, institutional investors and government entities. Following the IPO, Clearwater’s principal asset consists of ownership of common units in CWAN Holdings. As the sole managing member of CWAN Holdings, Clearwater operates and controls all the business operations of the Company. Our corporate structure following the IPO, as described above, is commonly referred to as an “Up-C” structure. The Company does not have material assets, liabilities, revenues or expenses other than its investment in (and the deferred taxes and TRA expenses, if any, associated with) CWAN Holdings, which fully owns CWAN Acquisition LLC which fully owns and is guarantor of the Company.
The Company’s headquarters are located in Boise, ID, and we operate in five offices throughout the U.S. and eight offices internationally.
We have four classes of common stock: Class A common stock, Class B common stock, Class C common stock, and Class D common stock. The attributes of the Company's classes of common stock are summarized in the following table:

Class of Common Stock	Votes per Share	Economic Rights
Class A common stock	1	Yes
Class B common stock	1	No
Class C common stock	10	No
Class D common stock	10	Yes
As of December 31, 2024, the Company owns 94.9% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class B and Class C common stock own the remaining 5.1% of the interests in CWAN Holdings.
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
Items subject to estimates and assumptions include the useful lives and recoverability of long-lived assets, the average period of benefit associated with deferred contract costs, sales reserves, the incremental borrowing rate applied in lease accounting, the fair value and probability of achieving performance conditions of equity awards, business combinations and tax valuation allowance, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgments about the carrying values of assets and liabilities, and measurement of revenues and expenses. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s consolidated financial statements will be affected.
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
License revenue is recognized when software is delivered and other revenue recognition criteria are satisfied, was $3.8 million, $6.6 million and $0.9 million in the years ended December 31, 2024, 2023 and 2022, respectively.
The Company typically bills its customers for licenses and maintenance annually in advance and professional services are billed monthly in arrears as services are performed.
Professional services
Professional services consists primarily of professional services provided to our clients to configure and optimize the use of our solutions, as well as training services related to the configuration and operation of our solutions. We recognize the revenues associated with these professional services on a time and materials basis as we deliver the services or provide the training, or milestones are achieved. We generally recognize the revenues associated with our services in the period the services are performed, provided that collection of the related receivable is reasonably assured.
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
Recoverability of these costs is subject to various business risks. The Company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. No impairment losses were recognized during the years ended December 31, 2024, 2023 and 2022.
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
During the years ended December 31, 2024, 2023 and 2022, the Company did not have any clients that contributed more than 10% of revenue. As of December 31, 2024 and 2023, the Company did not have any clients that accounted for 10% or more of total accounts receivable.
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

As of December 31, 2024 and December 31, 2023, the Company has not elected the fair value option for any financial assets or liabilities for which such an election would have been permitted.
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
Available-for-sale securities consist of commercial paper, U.S. agency securities and corporate debt securities. Available-for-sale investments are recorded at fair value, and unrealized gains or losses related to changes in fair value between periods are reported in accumulated other comprehensive income. Realized gains or losses related to available-for-sale investments are reported in earnings. Realized gains or losses were not material during the year ended December 31, 2024.
If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates the security for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other (income) expense, net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other (income) expense, net in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. As of December 31, 2024 and December 31, 2023, no allowance of credit losses related to our available-for-sale investments was recorded. Unrealized losses not resulting from credit losses are recorded through accumulated other comprehensive income.
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate. If a long-lived asset is considered impaired, the impairment equals the amount by which the carrying value of the asset exceeds its fair value. Impairment losses were not material during the years ended December 31, 2024, 2023 and 2022.
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
We record uncertain tax positions in accordance with ASC 740, Income Taxes on the basis of a two-step process in which (1) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position, and (2) for those tax positions that meet the more likely than not recognition threshold, we recognize the largest amount of tax benefit that is more than 50% percent likely to be realized upon ultimate settlement with the related tax authority. We consider many factors when evaluating our uncertain tax positions, which involve significant judgment and may require periodic adjustments. The resolution of these uncertain tax positions in a manner inconsistent with management’s expectations could have a material impact on our consolidated financial statements. We recognize interest and penalties related to uncertain tax positions as a component of our provision for (benefit from) income taxes. Accrued interest and penalties are included with the related tax liability.
Tax Receivable Agreement
In connection with the IPO and related transactions, we entered into a TRA that, prior to the TRA Amendment, provided for the payment by us of 85% of the amount of any tax benefits that we actually realized, or in some cases were deemed to realize, from any redemptions or exchanges of CWAN Holdings units.
We have historically accounted for amounts payable under the TRA in two parts. The first was to accrue the TRA liability that has been incurred as of the balance sheet date. The second was to record the TRA liability related to all future years that was probable and reasonably estimable. We determined the amount that was probable and reasonably estimable by mirroring the net deferred tax asset balance such that the TRA liability was 85% of the net deferred tax asset balance. Refer to Note 17 “Tax Receivable Agreement Liability”.
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
Comprehensive Income (Loss)
Comprehensive income (loss) is comprised of two elements: net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to income (losses) that are recorded as an element of stockholders’ equity but are excluded from the Company’s net income (loss). For all periods presented, the Company’s other comprehensive income (loss) is comprised of foreign currency translation adjustments related to its foreign subsidiaries and unrealized gains on investments.
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
The Company has transactions in foreign currencies other than the functional currency. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time the transactions occur. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. Foreign currency gains and losses resulting from transactions denominated in a currency other than the functional currency are included in other (income) expense, net in the consolidated statements of operations. During the years ended December 31, 2024, 2023 and 2022, the Company recognized net foreign currency gains (losses) of $0.1 million, $0.7 million, and $0.1 million, respectively.
Non-Controlling Interests
The non-controlling interests balance represents the economic interests in CWAN Holdings held by Continuing Equity Owners, based on the portion of Class B and Class C common stock owned by Continuing Equity Owners. Income or loss is attributed to the non-controlling interests based on the weighted-average Class B and Class C common stock outstanding during the period. As of December 31, 2024, the non-controlling interests owned 5.1% of CWAN Holdings. The non-controlling interests' ownership percentage can fluctuate over time as Continuing Equity Owners elect to exchange Class B and Class C common stock for Class A and Class D common stock of Clearwater Analytics Holdings, Inc.
Net Earnings (Loss) Per Share
Basic net earnings (loss) per share is computed by dividing net income (loss) attributable to Clearwater Analytics Holdings, Inc. by the weighted-average number of shares of Class A and Class D common stock during the same period.
Diluted net earnings (loss) per share of Class A and Class D common stock is computed by dividing net income (loss) attributable to Clearwater Analytics Holdings, Inc., adjusted for the assumed exchange of all potentially dilutive instruments for Class A and Class D common stock and shares issuable under the ESPP, by the weighted-average number of shares of Class A and Class D common stock outstanding, adjusted to give effect to potentially dilutive elements. The dilutive effect of outstanding awards, if any, is reflected in diluted earnings (loss) per share by application of the treasury stock method or if-converted method, as applicable.
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
Intangible Assets
Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Finite-lived intangible assets are evaluated for impairment when impairment indicators are present. No impairment charge was recorded for the years ended December 31, 2024 and 2023.
Impairment of Goodwill
Goodwill is evaluated for impairment on an annual basis in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We have elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount, including goodwill. If we determine that it is more likely than not that the fair value is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount exceeds its fair value, we will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No impairment charge was recorded for the years ended December 31, 2024 and 2023.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures. The guidance in this update is effective for fiscal years beginning after December 15, 2023, and interim periods after December 15, 2024. The Company adopted this pronouncement retrospectively on December 31, 2024. Refer to Note 15 “Segment and Geographic Information.”
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.
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
For Licenses, the Company's remaining performance obligations represent the transaction price allocated to maintenance and support performance obligations that have yet to be satisfied. The following table includes estimated revenue expected to be recognized in the future related to maintenance and support performance obligations that are partially satisfied (in thousands):

	Total	2025	2026	2027	2028 and Thereafter
Revenue expected to be recognized in the future as of December 31, 2024	$2,029	$1,083	$522	$269	$155
Of the total revenue recognized for the year ended December 31, 2024, $2.4 million was included in the deferred revenue balance as of December 31, 2023 related to our SaaS solution. Of the total revenue recognized for the year ended December 31, 2023, $1.1 million was included in deferred revenue balance as of December 31, 2022, related to both our SaaS solution and performance and maintenance services for licenses.
Contract asset balances classified as current are $1.8 million and $2.8 million as of December 31, 2024 and December 31, 2023, respectively. Contract asset balances classified as non-current are $0.6 million and $1.9 million as of December 31, 2024 and December 31, 2023, respectively.

Revenue by geography as presented in Note 15 “Segment and Geographic Information” is determined based on the billing address of the customer.
Note 4. Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets measured at fair value as of December 31, 2024 and December 31, 2023 in accordance with the fair value hierarchy (in thousands):

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investment	Long-Term Investment
Cash	$30,431	$—	$—	$30,431	$30,431	$—	$—
Level 1:
Money market funds	145,671	—	—	145,671	145,671	—	—
Level 2:
Treasury bills	1,462	1	—	1,463	—	1,463	—
US government bond	33,567	61	(9)	33,619	—	26,566	7,053
U.S. agency securities	6,907	—	(3)	6,904	—	—	6,904
Commercial paper	10,670	2	—	10,672	1,248	9,424	—
Corporate debt securities	53,926	112	(17)	54,021	—	37,677	16,344
Certificates of deposit	3,009	—	—	3,009	—	3,009	—
Subtotal	$109,541	$176	$(29)	$109,688	$1,248	$78,139	$30,301
Total	$285,643	$176	$(29)	$285,790	$177,350	$78,139	$30,301

	December 31, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investment	Long-Term Investment
Cash	$24,247	$—	$—	$24,247	$24,247	$—	$—
Level 1:
Money market funds	190,610	—	—	190,610	190,610	—	—
Level 2:
Treasury bills	1,485	—	(2)	1,483	—	1,483	—
US government bond	9,553	20	(11)	9,562	—	4,387	5,175
U.S. agency securities	23,843	2	(22)	23,823	—	23,823	—
Commercial paper	16,983	9	(1)	16,991	6,908	10,083	—
Corporate debt securities	47,951	91	(45)	47,997	—	31,677	16,320
Certificates of deposit	3,004	—	—	3,004	—	3,004	—
Subtotal	$102,819	$122	$(80)	$102,860	$6,908	$74,457	$21,495
Total	$317,676	$122	$(80)	$317,717	$221,765	$74,457	$21,495

As of December 31, 2024, the fair value of the available-for-sale (“AFS”) securities and held-to-maturity (“HTM”) security is $106.7 million and $3.0 million, respectively. Of the $106.7 million AFS securities, $76.4 million are due within one year, and $30.3 million are due after one year through five years. The $3.0 million HTM security is due within one year. During the years ended December 31, 2024 and 2023, there were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy.

Note 5. Business Combinations
On April 22, 2024, we completed our acquisition of Wilshire AxiomSM, Wilshire AtlasSM, Wilshire Abacus (“AAA”), and Wilshire iQComposite (“IQComposite” and, together with AAA, the “Wilshire Technology”)), which together comprise the risk and performance analytics solutions businesses of Wilshire Advisors LLC, (“Wilshire”), a leading global financial services firm. We acquired the employee base and all customer contracts associated with the Wilshire Technology. Following the acquisition, the Wilshire Technology is co-branded as Clearwater Wilshire Analytics and enables clients to calculate performance and risk attribution, assist with security-level portfolio construction, access high-quality portfolio models, and identify investment opportunities that maximize returns and mitigate risk. The total purchase consideration for the acquisition of the Wilshire Technology was $40.1 million in cash, paid upon completion of the acquisition. In connection with the acquisition, the Company and Wilshire entered into a Transition Services Agreement pursuant to which Wilshire agreed to perform certain services for a period of time with respect to the Company’s use and operation of the Wilshire Technology, and a Master SaaS Agreement for Wilshire to license back the underlying technology for use in their retained business. We expensed acquisition-related costs in the amount of $1.3 million in general and administrative expenses in the three months ended June 30, 2024.
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

Note 6. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the year ended December 31, 2024 (in thousands):

Amount
Balance as of December 31, 2023	$45,338
Goodwill acquired	28,237
Foreign currency translation adjustments	(2,604)
Balance as of December 31, 2024	$70,971

Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$34,366	$(8,617)	$25,749	4.9
Customer relationships	5,619	(769)	4,850	10.7
Trade name / Trademarks	662	(393)	269	2.3
Total intangible assets	$40,647	$(9,779)	$30,868

	December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$25,829	$(3,997)	$21,832	5.9
Customer relationships	4,526	(377)	4,149	11.9
Trade name / Trademarks	331	(179)	152	0.9
Total intangible assets	$30,686	$(4,553)	$26,132
We recognized amortization expense of $5.6 million and $4.3 million for the years ended December 31, 2024 and December 31, 2023, respectively.
The following table summarizes estimated future amortization expense of our intangible assets as of December 31, 2024 (in thousands):

	Fiscal Years
	Total	2025	2026	2027	2028	2029 and Thereafter
Total future amortization expense	$30,868	$6,019	$6,019	$5,938	$5,902	$6,990
Note 7. Balance Sheet Components
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2024	2023
Unbilled accounts receivable	$46,316	$46,595
Billed accounts receivable	59,995	45,805
Allowance for doubtful accounts and reserves	(160)	(309)
Accounts receivable, net	$106,151	$92,091
The majority of invoices included within the unbilled accounts receivable balance are issued within the first few days of the month directly following the period of service.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid expenses	$12,834	$11,225
Deferred contract costs, current portion	5,047	4,644
Prepaid management fee to Principal Equity Owners	—	2,009
Contract assets	1,841	2,772
Tax receivable	687	4,382
Other receivable	1,493	1,692
Other current assets	1,104	959
Prepaid expense and other current assets	$23,006	$27,683
Property and Equipment, net
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Computer equipment	$11,579	$11,924
Leasehold improvements	4,334	3,904
Furniture and fixtures	1,508	1,341
Internally developed software	18,053	15,954
Construction in progress	2,188	497
Total property and equipment	37,662	33,620
Less: accumulated depreciation	(22,865)	(18,271)
Total property and equipment, net	$14,797	$15,349
Internally developed software includes $0.5 million of capitalized equity-based compensation for each of the years ended December 31, 2024, 2023 and 2022. Depreciation expense was $6.5 million, $5.7 million and $4.8 million for the years ended December 31, 2024, 2023 and 2022, respectively. Impairment losses were not material during the years ended December 31, 2024, 2023 and 2022.
Other Non-current Assets
Other Non-current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Long-term deposits	$1,551	$1,290
Long-term contract asset	554	1,909
Prepaid IT services	899	364
Long-term income tax receivable	336	—
Other non-current assets	$3,340	$3,563

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Accrued interest	$550	$622
Accrued bonus	16,034	11,808
Accrued vendor liabilities	9,725	6,883
Accrued benefits and retirement	15,478	10,329
Acquisition holdback liability	—	4,679
Deferred revenue	7,329	2,766
Accrued commissions	3,204	3,415
Income tax payable	403	456
Tax distributions payable to Continuing Equity Owners	23	2,945
Other current liabilities	10,237	5,632
Accrued expenses and other liabilities	$62,983	$49,535
Other Long-term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Asset retirement obligation	$160	$161
Deferred tax liabilities	1,310	5,356
Other long-term liabilities	$1,470	$5,518
Note 8. Credit Agreement
Credit Agreement
In connection with the closing of the IPO, Clearwater Analytics, LLC (the “Borrower”) entered into a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., that included a $55 million term loan facility (the “Term Loan”) and a $125 million revolving facility (the “Revolving Facility”). The Term Loan and Revolving Facility will be used for working capital and other general corporate purposes (including acquisitions permitted under the Credit Agreement).
The interest rates applicable to the loans under the Credit Agreement, which was amended in June 2023 to be indexed to SOFR, are based on a fluctuating rate of interest determined by reference to a base rate plus an applicable margin of 0.75% or a SOFR rate plus an applicable margin of 1.75%, in each case with a step-up of 0.25% if certain secured net leverage levels are not achieved. The applicable margin is adjusted after the completion of each full fiscal quarter based upon the pricing grid in the Credit Agreement. The revolving commitment has an unused commitment fee of 25 basis points, stepping up to 30 basis points if certain secured net leverage levels are not achieved.
Under the Credit Agreement, the term loan amortizes at a rate of 5.00% per annum, paid quarterly. The Credit Agreement contains mandatory prepayments to the extent the company incurs certain indebtedness or receives proceeds from certain dispositions or casualty events.
The obligations of the Borrower under the Credit Agreement are anticipated to be jointly and severally guaranteed by its direct parent and certain of its subsidiaries (such guarantors together with the Borrower, the “Loan Parties”). The obligations of the Loan Parties are secured by a first priority lien on substantially all of their assets, subject to customary exceptions.
The Credit Agreement contains customary affirmative and negative covenants, including, without limitation, covenants that restrict our ability to borrow money, grant liens, make investments, make restricted payments or dispose of assets, and customary events of default. Specifically, we are required to maintain a consolidated secured net indebtedness to consolidated EBITDA ratio of not more than 4.75:1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ended December 31, 2022.
Future maturities of debt as of December 31, 2024 are as follows:

For the year ending December 31,
2025	$2,750
Note payable, current portion	2,750

2026	$43,313
Note payable, non-current portion	43,313
Unamortized loan costs	(149)
Note payable, less current maturities and unamortized debt issuance costs	$43,164
Net carrying amount	$45,914
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
The Company made contributions of $6.7 million, $6.7 million, and $5.6 million during the years ended December 31, 2024, 2023 and 2022, respectively.
Note 10. Leases
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
Operating lease cost was $9.2 million and $7.6 million for the years ended December 31, 2024 and 2023, respectively, and is allocated between cost of revenue and each operating expense line item based on headcount. Variable lease cost and short-term lease cost were immaterial during each of the years ended December 31, 2024 and 2023. Future minimum lease payments at December 31, 2024 under the Company's non-cancellable leases were as follows:

For the year ending December 31,
2025	$9,666
2026	9,136
2027	4,871
2028	2,007
Thereafter	3,340
Total future minimum lease payments	29,020
Less: Imputed interest	(3,015)
Present value of future minimum lease payments	26,005
Less: Current portion of operating lease liability	(8,350)
Operating lease liabilities - noncurrent	$17,655
The following table presents supplemental information for the Company's non-cancellable operating leases for the years ended December 31, 2024 and 2023 (in thousands, except for weighted average and percentage data):

	Year Ended December 31,
	2024	2023
Weighted average remaining lease term	3.28	3.38
Weighted average discount rate	5.83%	4.70%
Cash paid for amounts included in the measurement of lease liabilities	$8,854	$7,241
Noncash right-of-use assets obtained in exchange for operating lease obligations	$10,091	$4,604
Note 11. Commitments and Contingencies
Purchase Obligations
The Company has future minimum purchase obligations under arrangements with third parties who provide hosting infrastructure services, cloud services, and SaaS accounting solutions.
The following is a schedule of future minimum purchase obligations as of December 31, 2024 (in thousands):

For the year ending December 31,
2025	$7,335
2026	4,570
2027	860
2028	62
2029	—
Total future purchase obligations	$12,827
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

	December 31, 2024		December 31, 2023
	Shares	Ownership %	Shares	Ownership %
Clearwater Analytics Holdings, Inc. interest in CWAN Holdings	235,101,248	94.9%	210,560,162	86.5%
Continuing Equity Owners' interest in CWAN Holdings	12,542,110	5.1%	32,795,347	13.5%
	247,643,358	100.0%	243,355,509	100.0%
Note 13. Earnings (Loss) Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net earnings (loss) per share of Class A and Class D common stock for the periods (in thousands):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss)	$427,585	$(23,083)	$(6,695)
Less: Net income (loss) attributable to non-controlling interests	3,207	(1,456)	1,272
Net income (loss) attributable to Clearwater Analytics Holdings, Inc. - basic and diluted	$424,378	$(21,627)	$(7,967)
The following table sets forth the computation of basic and diluted net earnings (loss) per share of Class A and Class D common stock (in thousands, except share amounts and per share amounts):

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Class A	Class D	Class A	Class D	Class A	Class D
Basic net income (loss) attributable to Class A and Class D common stockholders
Numerator:
Allocation of net income (loss) attributable to Clearwater Analytics, Inc.	$309,418	$114,960	$(9,211)	$(12,416)	$(2,382)	$(5,585)
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	159,906,046	59,410,579	85,048,639	114,643,234	55,476,928	130,083,755
Basic net earnings (loss) per share attributable to Class A and Class D common stockholders	$1.93	$1.93	$(0.11)	$(0.11)	$(0.04)	$(0.04)

	Year Ended December 31, 2024		Year Ended December 31, 2023		Year Ended December 31, 2022
	Class A	Class D	Class A	Class D	Class A	Class D
Diluted net income (loss) attributable to Class A and Class D common stockholders
Numerator:
Allocation of net income (loss) attributable to Clearwater Analytics, Inc.	$309,418	$114,960	$(9,211)	$(12,416)	$(2,382)	$(5,585)
Reallocation of earnings as a result of potentially dilutive equivalents	18,297	(15,090)	—	—	—	—
Reallocation of earnings as a result of conversion of Class D common stock to Class A common stock	99,870	—	—	—	—	—
Allocation of undistributed earnings	$427,585	$99,870	$(9,211)	$(12,416)	$(2,382)	$(5,585)
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	159,906,046	59,410,579	85,048,639	114,643,234	55,476,928	130,083,755
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Class B and Class C common stock	26,799,077	—	—	—	—	—
Stock options of Clearwater Analytics Holdings, Inc.	5,615,242	—	—	—	—	—
RSUs of Clearwater Analytics Holdings, Inc.	2,604,418	—	—	—	—	—
ESPP of Clearwater Analytics Holdings, Inc.	27,177	—	—	—	—	—
Conversion of Class D common stock to Class A common stock outstanding	59,410,579	—	—	—	—	—
Weighted average number of shares of Class A and Class D common stock outstanding - diluted	254,362,539	59,410,579	85,048,639	114,643,234	55,476,928	130,083,755
Diluted net earnings (loss) per share attributable to Class A and Class D common stockholders	$1.68	$1.68	$(0.11)	$(0.11)	$(0.04)	$(0.04)
Shares of the Company's Class B and Class C common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings (loss) per share of Class B and Class C common stock under the two-class method has not been presented.

The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share in the periods presented due to their anti-dilutive effect:

	Year Ended December 31,
	2024	2023	2022
Conversion of Class B and Class C common stock	—	42,973,041	52,301,672
Stock options of Clearwater Analytics Holdings, Inc.	25,438	9,505,777	10,280,184
RSUs of Clearwater Analytics Holdings, Inc.	804,920	3,396,765	1,342,284
ESPP of Clearwater Analytics Holdings, Inc.	—	183,134	179,314
Total	830,358	56,058,717	64,103,454
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
Options
The following table summarizes the stock option activity for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2021	22,315,171	$8.52	6.25	$322,877
Granted	43,986	18.19
Exercised	(2,950,662)	7.45		31,341
Forfeited	(1,653,725)	11.16
Balance - December 31, 2022	17,754,770	$8.47	7.06	$183,315
Exercised	(3,016,765)	6.90		33,792
Forfeited	(1,492,651)	13.12
Balance - December 31, 2023	13,245,354	$8.31	6.65	$155,438
Exercised	(3,139,347)	7.15		49,438
Forfeited	(591,266)	12.58
Balance - December 31, 2024	9,514,741	$8.42	5.13	$181,714
Options vested - December 31, 2024	8,748,737	$8.38		$167,467
No stock options were granted during the years ended December 31, 2024 and 2023. The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2022 was $7.74 per share. The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company's common stock as of the respective period-end dates. As of December 31, 2024, the total unrecognized compensation expense related to unvested options was $1.1 million, which is expected to be recognized over a weighted average period of 0.7 years.

In general, options which vest over a four-year period are subject to time-based vesting conditions based on continuous employment over the four-year period:
Time-based vesting – 25% of the units awarded are eligible to vest on the first anniversary of employment, and 75% are subsequently eligible to vest on a monthly basis over the remaining three-year period, subject to continued employment.
RSUs
The summary of RSU activity is as follows (in thousands, except per share data):

	Units Activity	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2021	6,070,668	$17.84	$138,958
Granted	4,745,363	18.86
Released	(588,854)	17.54
Canceled	(699,829)	18.47
Unvested units as of December 31, 2022	9,527,348	$18.32	$178,638
Granted	7,421,772	18.70
Released	(1,966,153)	18.20
Canceled	(1,262,830)	17.60
Unvested units as of December 31, 2023	13,720,137	$18.61	$278,519
Granted	4,063,202	20.02
Released	(4,394,452)	18.62
Canceled	(1,213,177)	18.20
Unvested units as of December 31, 2024	12,175,710	$19.12	$335,076
The aggregate intrinsic value disclosed in the above table is based on the closing stock price on the NYSE on December 31, 2024, 2023 and 2022. As of December 31, 2024, there was $134.8 million of unrecognized equity-based compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.2 years.
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
The following assumptions were used to calculate the fair value of stock options granted to employees on the date of grant using the Black-Scholes option-pricing model:

Year Ended December 31, 2022
Weighted-average grant date fair value per option	$7.74
Fair value of units/ stock	$17.72 - $18.68
Expected term (in years)	5.5
Expected volatility	44%
Risk-free interest rates	1.8% - 2.0%
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
On May 31, 2024, a total of 173,268 shares were issued to employees for the offering period ended May 31, 2024. On November 30, 2024, a total of 117,998 shares were issued to employees for the offering period ended November 30, 2024. As of December 31, 2024, total unrecognized equity-based compensation costs related to ESPP were $1.1 million, which is expected to be recognized over the remaining current offering period ending May 31, 2025.
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
ESPP payroll contributions accrued at December 31, 2024 and December 31, 2023 totaled $0.5 million and $0.4 million, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.

The fair value of the purchase right for the ESPP is estimated on the date of grant using the Black-Scholes model with the following assumptions for the year ended December 31, 2024:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Expected volatility	26.5 - 42.6%	26.5 - 52.8%	34.9 - 57.1%
Risk-free interest rate	4.4 - 5.4%	4.6 - 5.4%	0.1 - 4.6%
Expected term (years)	0.5	0.5	0.5
Note 15. Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision group, in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer (“CEO”). The Company’s CEO reviews financial information presented on a consolidated basis and makes decisions and allocates resources based on the Company as a whole. The Company has one business activity as a provider of a solution for investment data aggregation, accounting, analytics, and reporting services. Accordingly, the Company operates as one operating segment, and all required segment financial information is found in the consolidated financial statements.
The CODM uses net income (loss) to allocate operating and capital resources and assesses the Company’s performance by comparing actual results and previously forecasted financial information. The measure of segment assets is reported on the balance sheet as total consolidated assets. The following table presents information on revenue, significant expenses, and net income (loss) (in thousands):

	Year Ended December 31,
	2024	2023	2022
Revenue	$451,803	$368,168	$303,426
Less:
Employee compensation expense	208,403	184,723	159,452
Technology expense	35,598	31,362	20,065
Facilities expense	14,119	11,129	8,703
Outside services and contractors expense	15,975	10,810	10,896
Data costs	13,553	10,585	10,245
Provision for (benefit from) income taxes	(457,648)	217	1,360
Equity-based compensation expense and related payroll taxes	110,961	108,078	66,525
Tax receivable agreement expenses	53,181	14,396	11,639
Depreciation and amortization expense	12,181	9,929	5,139
Interest income, net	(8,621)	(6,401)	(1,137)
Other segment items(1)	26,516	16,423	17,234
Consolidated net income (loss)	427,585	(23,083)	(6,695)
(1) Other segment items included in consolidated net income (loss) includes travel, marketing, training, recruiting and other overhead expenses.
The following table presents the Company’s revenue disaggregated by geography, based on billing address of the customer (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$368,519	$300,330	$261,755
Rest of World	83,284	67,838	41,671
Total revenue	$451,803	$368,168	$303,426

The following table presents the Company’s long-lived assets including property and equipment, net, operating lease right-of-use assets, net, and intangible assets, net, disaggregated by geography (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$31,826	$24,491	$28,179
Rest of World	38,636	39,544	40,455
Total long-lived assets, net	$70,462	$64,035	$68,634
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

The components of the loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(1,860)	$(11,383)	$(9,306)
Foreign	(28,203)	(11,483)	3,971
Total	$(30,063)	$(22,866)	$(5,335)

The provision for (benefit from) income taxes was as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Federal	$—	$—	$—
State	336	761	491
International	2,048	1,121	1,737
Total current income tax expense	$2,384	$1,882	$2,228

Federal	$(350,567)	$—	$—
State	(105,060)	(7)	(3)
International	(4,405)	(1,658)	(865)
Total deferred income tax benefit	$(460,032)	$(1,665)	$(868)

Total provision for (benefit from) income taxes	$(457,648)	$217	$1,360

The provision for (benefit from) income taxes differs from the amount computed by applying the statutory federal rate as follows (in thousands, except percentages):

	Year Ended December 31,
	2024	2023	2022
Tax at federal statutory rate	$(6,313)	$(4,802)	$(1,120)
Non-controlling interest	(768)	349	(41)
State taxes	1,498	(1,583)	(1,592)
Foreign rate differential	(320)	16	92
Executive compensation deduction limitations	10,876	10,985	5,544
Global intangible low taxed income inclusion	—	—	1,854
Equity-based compensation	(3,860)	(1,604)	(2,316)
Permanent items	(9)	185	394
Nondeductible TRA payments	6,983	—	—
Tax credits and incentives	(2,749)	(3,442)	(1,136)
Return to provision	1,393	70	(38,107)
Changes in tax law	6,552	(3,303)	63,504
Changes in prior year unrecognized tax benefits	(2,260)	(487)	(487)
Valuation allowance	(468,549)	3,804	(25,356)
Other	(122)	29	127

Total	$(457,648)	$217	$1,360
Effective tax rate	1,522.3%	(0.9%)	(25.5%)

In 2024, our tax rate was primarily affected by the release of the majority of our valuation allowance on our U.S. deferred tax assets. In 2023, our tax rate was primarily affected by the disallowance of certain expenses, the generation of tax credits and incentives, changes in tax law related to state tax rates and apportionment, and the recognition of additional valuation allowance. In 2022, our tax rate was primarily affected by changes in tax law related to state tax rates and apportionment, a return to provision adjustment related to partnership basis of our continuing equity owners and their upstream entities, the recognition of additional valuation allowance, and the disallowance of certain expenses.

Deferred income taxes result from differences in the recognition of amounts for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of our deferred income tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Investment in Partnership	$513,945	$409,924
Loss and tax credit carryforwards	92,670	86,807
Equity-based compensation	12,465	11,992
Lease liability	4,061	2,657
Other	1,938	1,563

Total deferred tax assets	$625,079	$512,943
Valuation allowance	(13,973)	(506,494)
Net deferred tax asset	$611,106	$6,449

Intangible assets	(5,171)	(6,495)
Right of use asset	(3,964)	(2,624)
Revenue	(735)	(1,252)
Other	(46)	(90)

Total deferred tax liabilities	$(9,916)	$(10,461)

Net deferred tax assets (liabilities)	$601,190	$(4,012)

We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. We review the likelihood that we will realize the benefit of our deferred tax assets and, therefore, the need for a valuation allowance at each reporting period. Historically, we had maintained a valuation allowance on all of our U.S. net deferred tax assets since our inception as it was determined that it was more likely than not that we would not recognize the benefits of these assets. In the fourth quarter of the year ended December 31, 2024, based on the relevant weight of positive and negative evidence, including the amount of our taxable income in recent years which is objective and verifiable, and consideration of our expected future taxable earnings, we concluded that the valuation allowance related to most U.S. federal and state deferred tax assets was no longer needed. Accordingly, we have recognized a non-recurring tax benefit of $472 million related to the valuation allowance reversal.

As of December 31, 2024, we continue to maintain a valuation allowance for deferred tax assets related to U.S. losses that are capital in nature and certain state loss and credit carryforwards. We will maintain this valuation allowance until there is sufficient evidence to support the reversal of all or a portion of the valuation allowance.

The valuation allowance decreased $493 million during the year ended December 31, 2024 and was primarily attributable to the valuation allowance release on most of our U.S. federal and state deferred tax assets, offset by current year increases in the valuation allowance related to U.S. losses that are capital in nature and certain state credits.

As of December 31, 2024, we had gross net operating loss carryforwards of approximately $255 million for federal income tax purposes, a small portion of which will begin to expire in 2036, if unused. We had gross net operating loss carryforwards of approximately $348 million for state income tax purposes, a small portion of which will begin to expire in the year 2025, if unused. We had gross net operating loss carryforwards of approximately $18 million for foreign income tax purposes, which do not expire and can be carried forward indefinitely.

As of December 31, 2024, we also had research and development credit carryforwards of approximately $8.4 million for federal income tax and $1.2 million for state income tax purposes. The research and development tax credits will begin to expire in 2036 and 2034 for federal and state purposes, respectively, if unused.

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

A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance - Beginning of Year	$6,865	$3,932	$3,548
Increases related to current year's tax positions	2,497	2,423	959
Increases related to business combinations	—	666	—
Increases (decreases) related to prior year's tax positions	(39)	182	(182)
Decreases related to lapse of statute	(2,291)	(487)	(487)
Increases related to exchanges	—	149	94
Balance - End of Year	$7,032	$6,865	$3,932

To the extent taxes are not assessed with respect to uncertain tax positions, approximately $6.3 million of the tax benefits included in the balance of unrecognized tax benefits as of December 31, 2024 would affect the effective tax rate if recognized. The remainder would have no impact as the unrecognized tax benefits are recorded as reductions of deferred tax assets which are fully reduced by a valuation allowance.
We recognize interest and penalties related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2024, 2023, and 2022, we did not recognize any interest and penalties for income taxes.
We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. As of December 31, 2024, all of the years remain open to examination by the federal and state tax authorities for three or four years from the later of when the return is filed or the tax year in which net operating losses or tax credits are utilized. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. Although the timing of the resolution, settlement, and closure of audits is not certain, we do not expect our unrecognized tax benefits to materially change in the next 12 months.
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
In connection with the IPO and related transactions, we entered into a TRA that, prior to the TRA Amendment, provided for the payment by us of 85% of the amount of any tax benefits that we actually realized, or in some cases were deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of CWAN Holdings resulting from any redemptions or exchanges of CWAN Holdings units, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest and TRA bonus payments pursuant to the TRA (the “TRA Payments”). The TRA Payments are not conditioned upon any continued ownership interest in CWAN Holdings or the Company. The rights of each member of CWAN Holdings, that is a party to the TRA, were assignable to transferees of their respective CWAN Holdings units.
The estimation of a liability under the TRA was, by its nature, imprecise and subject to significant assumptions regarding a number of factors, including (but not limited to) the amount and timing of taxable income generated by the Company each year as well as the tax rate then applicable. As of December 31, 2023, the Company had recorded a full valuation allowance against the future realization of its deferred tax assets. As such, no TRA liability related to future years was recorded as of December 31, 2023. As of December 31, 2023, before considering the tax benefits subject to our TRA we estimated that we would have reported taxable income for the tax year primarily due to the capitalization of research and development expenses under Section 174 and equity-based compensation expense that has either not yet met the rules for deductibility or has had the deduction limited under Section 162(m) of the Code. This resulted in a TRA liability related to the tax year ended December 31, 2023 being recorded as we expected to make a cash payment during calendar year 2024.
On November 4, 2024, the Company entered into the TRA Amendment by and among (i) the Company, (ii) CWAN Holdings and (iii) certain affiliates of the Principal Equity Owners (the “TRA Parties”), which amended the TRA to provide for one-time settlement payments in a gross amount of approximately $72.5 million, inclusive of approximately $69.2 million to be paid to the TRA Parties (net of the TRA Bonus Payments) and approximately $3.3 million in cash bonus payments (the “TRA Bonus Payments”) to be paid to certain executive officers of the Company (collectively, the “TRA Settlement Payments”), plus approximately $6.5 million in third-party expenses. Upon the payment of the TRA Settlement Payments, the TRA Parties will have no further rights to receive payments (past, current, or future) under the TRA, and the Company will have no further payment obligations (past, current, or future) to the TRA Parties under the TRA. Most of the TRA Settlement Payments were made in December 2024. The remaining TRA Settlement Payments are expected to be made in the first quarter of 2025.
A reconciliation of the beginning and ending balance of the TRA liability is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Balance - Beginning of Year	$18,894	$12,200	$—
Tax receivable agreement expense	11,545	14,396	11,639
TRA bonus expense	557	694	561
Tax receivable agreement expense due to TRA Amendment	41,636	—	—
TRA bonus expense due to TRA Amendment	2,009	—	—
Payments	(74,606)	(8,396)	—
Balance - End of Year	$35	$18,894	$12,200

Tax receivable agreement expense	$53,181	$14,396	$11,639
TRA bonus expense in operating expenses	2,566	694	561
Total expense	$55,747	$15,090	$12,200

Note 18. Transactions with Related Parties
During January 2021, the Company paid $9.6 million in relation to management fees to Principal Equity Owners which is recorded as prepaid management fees within prepaid expenses and other current assets and non-current assets. The prepaid management fees are being amortized over four years. In the years ended December 31, 2024, 2023 and 2022, the Company recognized a management fee to Principal Equity Owners of $2.0 million, $2.6 million and $2.5 million, respectively.
In the years ended December 31, 2024 and 2023 the Company accrued $0 million and $2.9 million tax distributions payable, respectively, and $53.2 million and $14.4 million related to TRA Payments payable to certain Continuing Equity Owners, respectively. The Company paid $3.9 million of tax distributions, $71.3 million TRA payments to certain Continuing Equity Owners, and $3.3 million of TRA Bonus Payments to certain executive officers of the Company in the year ended December 31, 2024.
Note 19. Subsequent Events
On January 10, 2025, the Company and Enfusion, Inc. (NYSE: ENFN) (“Enfusion”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) for the Company to acquire Enfusion, a leader in SaaS solutions for the investment management and hedge fund industry, for purchase consideration of approximately $1.5 billion. The purchase consideration comprises a combination of cash and equity-based compensation based on the Company’s common stock, as well as a payment of $30 million made in connection with the termination of Enfusion’s tax receivable agreement with

Enfusion’s historic equity holders. The acquisition is expected to be completed in the second quarter of 2025, subject to approval by Enfusion’s shareholders, the receipt of required regulatory approvals and other customary closing conditions set forth in the Merger Agreement.
On February 7, 2025, the Company completed syndication for a senior secured term loan B facility due 2033 in an aggregate principal amount of $800 million (“2025 Term Loan”), subject to the satisfaction of customary closing conditions for similar facilities, for the purpose of financing a portion of the cash consideration and paying related fees and expenses in connection with the merger. The interest rate on the 2025 Term Loan is based on SOFR plus 2.25%.
Additionally, the Company has arranged for a replacement to our existing revolving credit facility agreement that provides an unsecured $200 million revolving credit facility with a tenure of 5 years from the date of closing of the acquisition. These debt facilities will close contemporaneously with the closing of the acquisition of Enfusion.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2024. Based on that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.
To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, the Company’s management, including the CEO and CFO, under the oversight of the Board of Directors, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.
Remediation Efforts to Address the Previously Disclosed Material Weakness
We previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 a material weakness in our internal control over financial reporting related to ineffective general information technology controls in the Company’s invoicing systems environment which is relevant to the preparation of our consolidated financial statements related to revenue and accounts receivable, net. Specifically, the Company did not (i) design and implement change management and computer operations controls to ensure configuration data changes affecting the IT applications were appropriate (ii) design and implement program development controls to ensure the data migration, program testing and approval of new software development is aligned with business and IT requirements and (iii) design and implement user access controls to ensure segregation of duties in our invoicing systems. As a result, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected information systems were also ineffective because the controls had the potential to be adversely impacted. The material weakness resulted from ineffective risk assessment related to the invoicing IT environment, which led to a lack of the required number of trained IT personnel with the appropriate skills and knowledge related to the design, implementation and operating effectiveness of internal control, and ineffective control activities related primarily to the implementation of the new invoicing systems.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In response, our management, under the oversight of the Audit Committee, has implemented the following remediation steps to address the previously disclosed material weakness:
•Enhanced risk assessment and control identification procedures for our invoicing systems environment;
•Expanded controls and applied other appropriate procedures to address the design and operation of IT general controls within our invoicing systems environment;

•Enhanced our training programs addressing IT general controls and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access, change management, program development and computer operations within our invoicing system environment; and
•Enhanced policy documentation underlying IT general controls to promote knowledge transfer upon personnel and function changes.
Based on the steps implemented, management concluded that we have remediated the previously disclosed material weakness during the quarter ended December 31, 2024.
Changes in Internal Control Over Financial Reporting
Except for the remediation steps described above, there have not been any other changes in our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Limitations on Effectiveness of Controls and Procedures
The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected. due to inherent limitations of internal controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Item 9B. Other Information.

During the three months ended December 31, 2024, the following officer adopted a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K. All trading plans that were adopted during the period were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, and our policies regarding transactions in our securities.

Name and Title	Date	Action	Expiration Date	Total Shares Subject to Plan
Scott Erickson, Chief Revenue Officer	November 22, 2024	Adoption	November 30, 2025	41,410, plus 100% of net shares (post-tax) to be received upon vesting of RSUs or performance awards with a share acquired or vest date of 1/1/2025
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be provided in a subsequent amendment to this Annual Report on Form 10-K, which will be filed with the SEC within 120 days after December 31, 2024.
Item 11. Executive Compensation.
The information required by this Item will be provided in a subsequent amendment to this Annual Report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be provided in a subsequent amendment to this Annual Report on Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be provided in a subsequent amendment to this Annual Report on Form 10-K.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be provided in a subsequent amendment to this Annual Report on Form 10-K.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

2.1	Agreement and Plan of Merger, dated as of January 10, 2025, by and among Clearwater Analytics Holdings, Inc., Enfusion, Inc., Enfusion Ltd LLC, Poseidon Merger Sub I, Inc. and Poseidon Merger Sub II, LLC	8-K filed January 13, 2025	001-40838	2.1
3.1	Amended and Restated Certificate of Incorporation of Clearwater Analytics Holdings, Inc., dated September 27, 2021	8-K filed September 28, 2021	001-40838	3.1
3.2	Amended and Restated Bylaws of Clearwater Analytics Holdings, Inc., dated September 27, 2021	8-K filed September 28, 2021	001-40838	3.2
4.1	Description of Clearwater Analytics Holdings, Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K filed February 28, 2024	001-40838	4.1
10.1#	Advisory Services Agreement between Clearwater Analytics Holdings, Inc. and Joseph Kochansky, dated November 29, 2022	10-K filed March 3, 2023	001-40838	10.1
10.2	Registration Rights Agreement, dated September 28, 2021, by and among Clearwater Analytics Holdings, Inc. and certain holders identified therein	8-K filed September 28, 2021	001-40838	10.1
10.3	Stockholders Agreement, dated as of September 28, 2021, by and among Clearwater Analytics Holdings, Inc. and the Principal Equity Owners	8-K filed September 28, 2021	001-40838	10.2
10.4	Tax Receivable Agreement, dated as of September 28, 2021, by and among Clearwater Analytics Holdings, Inc., CWAN Holdings, LLC and the other parties thereto	8-K filed September 28, 2021	001-40838	10.3
10.5	Amendment No. 1 to the Tax Receivable Agreement, dated November 4, 2024, by and among the Company, OpCo and certain affiliates of the Principal Equity Owners	8-K filed November 6, 2024	001-40838	10.1

10.6	Third and Amended Restated Limited Liability Company Agreement of CWAN Holdings, LLC, dated as of September 28, 2021, by and among CWAN Holdings, LLC and the other parties thereto	8-K filed September 28, 2021	001-40838	10.4
10.7	Credit Agreement, dated as of September 28, 2021, by and among Clearwater Analytics, LLC, as borrower, CWAN Acquisition, LLC, as holdings, the lenders party thereto and JPMorgan Chase Bank, N.A, as administrative agent, collateral agent and revolver agent	8-K filed September 28, 2021	001-40838	10.5
10.8	Amendment No.1 of Credit Agreement, dated as of June 22, 2023, by and among Clearwater Analytics, LLC, as borrower, CWAN Acquisition, LLC, as holdings, the lenders party thereto and JPMorgan Chase Bank, N.A, as administrative agent, collateral agent and revolver agent	10-Q filed August 4, 2023	001-40838	10.1
10.9#	Form of Tax Receivable Agreement Bonus Letter	8-K filed September 28, 2021	001-40838	10.6
10.10#	Form of 2021 Employee Stock Purchase Plan	S-1/A filed September 21, 2021	333-259155	10.1
10.11#	Form of Omnibus Incentive Plan	S-1/A filed September 21, 2021	333-259155	10.5
10.12#	Form of Director and Officer Indemnification Agreement	S-1/A filed September 21. 2021	333-259155	10.6
10.13#	Employment Agreement by and between Sandeep Sahai and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.13
10.14#	Employment Agreement by and between James S. Cox Jr. and Clearwater Analytics, LLC. and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.14
10.15#	Employment Agreement by and between Scott Erickson and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.15
10.16	Form of Notice of Amendment to Option Agreement (2017 Equity Incentive Plan)	S-1/A filed September 21, 2021	333-259155	10.19
10.17#	Employment Agreement by and between Souvik Das and Clearwater Analytics, LLC.	10-K filed March 3, 2023	001-40838	10.17
10.18#	Employment Agreement by and between Subi Sethi and Clearwater Analytics, LLC	10-K filed February 29, 2024	001-40838	10.17
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Clawback Policy	10-K filed February 29, 2024	001-40838	97
+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File
__________________________
*Filed herewith.
# Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clearwater Analytics Holdings, Inc.

Date: February 26, 2025	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sandeep Sahai	Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2025
Sandeep Sahai

/s/ Jim Cox	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2025
Jim Cox

/s/ Eric Lee	Director and Chairman of the Board of Directors	February 26, 2025
Eric Lee

/s/ Jacques Aigrain	Director	February 26, 2025
Jacques Aigrain

/s/ Kathleen A. Corbet	Director	February 26, 2025
Kathleen A. Corbet

/s/ Cary Davis	Director	February 26, 2025
Cary Davis

/s/ Lisa Jones	Director	February 26, 2025
Lisa Jones

/s/ Christopher Hooper	Director	February 26, 2025
Christopher Hooper

/s/ D. Scott Mackesy	Director	February 26, 2025
D. Scott Mackesy

/s/ Andrew Young	Director	February 26, 2025
Andrew Young

/s/ Jaswinder Pal Singh	Director	February 26, 2025
Jaswinder Pal Singh