Form 10-K/A
period 2024-12-31
Clearwater Analytics Holdings, Inc.
filed 2025-03-07
CIK 1866368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
On February 26, 2025, Clearwater Analytics, Inc. (the “Company,” “Clearwater,” “we,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions and Director Independence) and 14 (Principal Accounting Fees and Services) in reliance on the General Instructions to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year. This Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to amend Items 10 through 14 of the Original Form 10-K to include the information required by such Items.
Except as described above, no other changes have been made to the Original Form 10-K. The Original Form 10-K continues to speak as of the date of the Original Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with our Original Form 10-K and with our filings with the SEC subsequent to the filing of our Original Form 10-K.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in the Original Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Our business and affairs are managed under the direction of our Board, which is composed of ten individuals, including our chair. Our Board has three standing committees: the Audit Committee; the Compensation Committee; and the Nominating and Corporate Governance Committee.
Our certificate of incorporation provides that our Board is divided into three classes of directors, with the classes to be as nearly equal in number as possible, and with the directors serving three-year terms.

Below is a list of names, class, ages, positions, and a brief account of the business experience of the individuals who service as directors of the Company as of March 07, 2025:

Name	Class	Age	Position	Director Since Fiscal Year	Current Term Expires Fiscal Year
Jacques Aigrain	I	70	Director	2021	2025
Kathleen A. Corbet	I	65	Director	2021	2025
Lisa Jones	I	63	Director	2022	2025
Jaswinder Pal Singh	I	60	Director	2022	2025
Christopher Hooper	II	43	Director	2021	2026
D. Scott Mackesy	II	56	Director	2022	2026
Sandeep Sahai	II	61	CEO & Director	2021	2026
Eric Lee	III	53	Chair	2021	2027
Cary Davis	III	58	Director	2021	2027
Andrew Young	III	46	Director	2021	2027
Class I Directors (terms expiring in fiscal year 2025)
Jacques Aigrain has been a Director since February 2021 (including service as a director of CWAN Holdings prior to the IPO). Mr. Aigrain has served as Chairman of the board of directors at LyondellBasell NV since 2011. He has served as Chairman of the board of directors at TradeWeb Markets Inc. since July 2023 and has served as a director there since August 2022. Mr. Aigrain was a director of the London Stock Exchange Group (LSEG Ltd) until April 2022 and WPP Plc until May 2022, both since 2013. Mr. Aigrain was also the Chairman of Singular Bank SAU from February 2019 to July 2024. Mr. Aigrain worked at SwissRe AG for nine years, including as Chief Executive Officer, and spent 20 years in global leadership roles at JP Morgan Chase & Co. in New York, London and Paris. Mr. Aigrain holds a master’s degree in economics from Paris Dauphine University and a PhD in economics from Sorbonne University.
We believe Mr. Aigrain’s extensive experience in finance and as a chief executive officer, and his experience on the audit committees of public companies, including as chair, qualifies him to serve as a director of our Board.
Kathleen A. Corbet has been a Director since March 2021 (including service as a director of CWAN Holdings prior to the IPO). She also serves as principal at Cross Ridge Capital, LLC, a venture capital and management consulting firm she founded in 2008 for early-stage venture firms, government agencies, municipalities and non-profit enterprises. Ms. Corbet has served on the board of directors of Massachusetts Mutual Life Insurance Company since 2008. In addition, she served as President of Standard & Poor’s from 2004 to 2007. Ms. Corbet held several executive positions with AllianceBernstein from 1993 to 2004, including Chief Executive Officer of the Alliance Fixed Income division from 2000 to 2004. She also held directorships at BlackRock TCP Capital Corp., CEB Inc. and AxiomSL. Ms. Corbet holds a bachelor’s degree in computer science and marketing from Boston College and an MBA from New York University Stern School of Business.

We believe Ms. Corbet’s extensive experience in finance and as a chief executive officer, and her service on the audit committees of public companies, including as chair, qualifies her to serve as a director of our Board.
Lisa Jones has been a Director since September 2022. Ms. Jones has been the Head of the Americas, President and Chief Executive Officer of Amundi US, Inc. since August 2014. She is also President of Amundi Distributor, Inc., head of the US Executive Committee and US Management Committee, and member of the Global Executive Committee at Amundi US, Inc. Ms. Jones’ past roles include President and Chief Executive Officer at Pioneer Investments, Managing Director and Global Head of Distribution at Morgan Stanley Investment Management, Head of Institutional Business at Eaton Vance Corporation, and President of the Institutional Division at MFS Investment Management. Ms. Jones holds a degree in economics from Trinity College.
We believe Ms. Jones’ deep expertise in the financial services and asset management sector serving markets all over the world, and her experience as a chief executive officer, qualifies her to serve as a director of our Board.
Jaswinder Pal Singh has been a Director since July 2022. Dr. Singh is a tenured full professor of computer science at Princeton University, holding an endowed university chaired professorship. He currently serves as Chairman at 8x8, Inc. and as a director at Hiro Systems, PBC. Dr. Singh is the co-founder of CaaStle and Trust Machines. He has also served as a consultant to Intel, Microsoft and the United States government. Dr. Singh graduated from Princeton University with degrees in electrical engineering and computer science and obtained his master’s and PhD degrees from Stanford University.
We believe Dr. Singh’s expertise in technology, computer science and cybersecurity, coupled with his experience as a company founder and board chair of a public corporation qualifies him to serve as a director of our Board.

Class II Directors (terms expiring in fiscal year 2026)
Christopher Hooper has been a Director since July 2017 (including service as a director of CWAN Holdings prior to the IPO). Mr. Hooper has served since 2017 as a General Partner in the Technology Group at WCAS, is a member of the Management Committee and leads the firm’s San Francisco office, having originally joined WCAS in 2005. He currently serves as a Director at Green Street and LINQ. Earlier in his career, Mr. Hooper worked as a Principal at Golden Gate Capital in San Francisco and as an Analyst at Lazard in New York. Mr. Hooper holds a bachelor’s degree from Colgate University.
We believe Mr. Hooper’s expertise in technology investments, finance and mergers and acquisitions qualifies him to serve as a director of our Board.
D. Scott Mackesy has been a Director since December 2022. Mr. Mackesy is the managing partner of Welsh Carson and is a member of its management committee, having joined Welsh Carson in 1998. Mr. Mackesy focuses on overall firm strategy at Welsh Carson. Mr. Mackesy currently serves on the board of directors for several of Welsh Carson’s portfolio companies, including LINQ, CenterWell Primary Care, Emerus and Valtruis. Prior to joining Welsh Carson, Mr. Mackesy worked at Morgan Stanley Dean Witter for six years. Mr. Mackesy holds a Bachelor of Arts degree from the College of William & Mary.
We believe Mr. Mackesy’s expertise in technology investments, finance and mergers and acquisitions, as well as his leadership experience as the managing partner of Welsh Carson, qualifies him to serve as a director of our Board.
Sandeep Sahai has been our Chief Executive Officer since July 2018 and a Director since September 2016 (including service as the Chief Executive Officer and a director of CWAN Holdings prior to the IPO). During his tenure, the Company has grown both its core markets and across new regions. From a largely single office business, the Company now has offices and operating centers around the world and serves large and complex global customers. Before Clearwater, he held the title of Chief Executive Officer of Solmark from 2014 to 2018, an investment partnership where he was the lead partner. Previously, Mr. Sahai worked for Headstrong from 2004 to 2011, including as President and Chief Operating Officer from 2007 to 2009, and President and Chief

Executive Officer from 2009 to 2011. After Headstrong’s acquisition by Genpact in 2011, Mr. Sahai served as Senior Vice President of IT Solutions and Capital Markets at Genpact from 2011 to 2014. Mr. Sahai also held directorships at AIM Software (Austria) from 2015 to 2019, Simeio Solutions from 2015 to 2020 and Magic Software from 2014 to 2018. In addition, he served as an Operating Partner at Welsh Carson beginning in 2014. Mr. Sahai holds an engineering degree from the Indian Institute of Technology, Varanasi and an MBA from the Indian Institute of Management, Kolkata.
We believe Mr. Sahai’s successful leadership of Clearwater into a period of strong and consistent growth, his deep understanding of the Company, technology operations and the investment accounting industry, and his experience as an entrepreneur and business leader, qualifies him to serve as a director of our Board.
Class III Directors (terms expiring in fiscal year 2027)
Eric Lee has been the Chair of our Board since September 2016 (including service as the chair of CWAN Holdings prior to the IPO). Mr. Lee joined Welsh Carson in 1999 and is a General Partner at the firm. He has served on the firm's Management Committee, Investment Committee and Finance Committee and helped lead the firm's Technology investment team. Before joining Welsh Carson, he worked at Goldman Sachs & Co. in the Mergers & Acquisitions and High Technology investment banking groups from 1995 to 1999. Mr. Lee holds a bachelor’s degree from Harvard College.
We believe Mr. Lee’s experience in technology investments (and more specifically, with SaaS/software and financial technology companies), corporate finance and mergers and acquisitions, and extensive governance experience serving on corporate (and non-profit) boards (including executive, audit, compensation, acquisition, and governance committees), qualifies him to serve as a director of our Board.
Cary Davis has been a Director since November 2020 (including service as a director of CWAN Holdings prior to the IPO). Mr. Davis joined Warburg Pincus in 1994 and is responsible for technology investments in the Software and Financial Technology sectors. He currently serves as a Director of Crowdstrike and several private companies. Mr. Davis is Chairman Emeritus of the American Academy in Rome, a Trustee of the Andy Warhol Foundation and a Trustee of The Trinity School in New York City. Prior to joining Warburg Pincus, Mr. Davis was an Executive Assistant to Michael Dell at Dell Computer and a consultant at McKinsey & Company. He has also been an adjunct professor at the Columbia University Graduate School of Business, Chairman of the Jewish Community House of Bensonhurst and Chairman of the Boys Prep Charter School. Mr. Davis holds a bachelor’s degree in economics from Yale University and an MBA from Harvard Business School.
We believe Mr. Davis’ experience in technology investments, finance and mergers and acquisitions qualifies him to serve as a director of our Board.
Andrew Young has been a Director since November 2020 (including service as a director of CWAN Holdings prior to the IPO). Mr. Young joined the London office of Permira Advisers in 2011 and relocated to Menlo Park in 2018, where he currently works as a Partner. He also serves on the board of directors of Zwift, Seismic, Carta and Reorg Research. Prior to joining Permira, Mr. Young worked for Pacific Equity Partners as an investment executive in their Sydney and New York offices. Before that, he worked as an associate at Citi. Mr. Young holds a bachelor’s degree in finance from University of Technology, Sydney and an MBA from London Business School.
We believe Mr. Young’s experience in technology investments, finance and mergers and acquisitions qualifies him to serve as a director of our Board.
Subject to any earlier resignation or removal in accordance with the terms of our certificate of incorporation, our bylaws and the Stockholders’ Agreement, our Class I directors will serve until the annual meeting of stockholders to be held in fiscal year 2025, our Class II directors will serve until the annual meeting of stockholders to be held in fiscal year 2026, and our Class III directors will serve until the annual meeting of stockholders to be held in fiscal year 2027. In addition, our certificate of incorporation provides that as long as our Principal Equity Owners beneficially own (directly or indirectly) 50% or more of the voting power of the Company entitled to vote, directors may be removed with or without cause upon the affirmative vote of at least a majority of the voting power of our outstanding shares of stock entitled to vote thereon. However, once our Principal Equity Owners cease to beneficially own in the aggregate (directly or indirectly) 50% or more of the voting power of the Company, our directors may be removed only for cause upon the affirmative vote of at least 66 2/3% of the voting power of our outstanding shares of stock entitled to vote thereon.
Stockholders’ Agreement
Our current directors have been nominated in accordance with the Stockholders’ Agreement described under “Certain Relationships and Related Party Transactions— Stockholders’ Agreement,” under which, while we were still a controlled company, our Principal Equity Owners had the right to designate all of the nominees to our Board subject to the maintenance of certain ownership requirements. We were a controlled company at the time our current directors were nominated to our Board.
Code of Ethics
We maintain a Code of Ethics that is applicable to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and other senior officers. The Code of Ethics sets forth our policies and expectations on a number of topics, including conflicts of interest, corporate opportunities, confidentiality, compliance with laws (including insider trading laws), use of our assets, and business conduct and fair dealing. The Code of Ethics may be found on our website at https://investors.clearwateranalytics.com under Governance: Governance Documents: Code of Ethics.
If we make any substantive amendments to, or grant any waivers from, the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, or any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Audit Committee
Our Board has established an Audit Committee in accordance with section 3(a)(58)(A) of the Exchange Act that is responsible for, among other matters: (1) appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm; (2) discussing with our independent registered public accounting firm its independence from us; (3) reviewing with our independent registered public accounting firm the matters required to be reviewed by applicable auditing requirements; (4) approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm; (5) overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC; (6) reviewing and monitoring our internal controls, disclosure controls and procedures and compliance with legal and regulatory requirements; (7) establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls, auditing and federal securities law matters; (8) reviewing and approving related person transactions and (9) providing risk oversight, including with respect to cybersecurity risk.
Our Audit Committee consists of Ms. Corbet, Mr. Aigrain and Ms. Jones, with Ms. Corbet serving as chair. Our Board has determined that each member of our Audit Committee meets the definition of “independent director” under Rule 10A-3 under the Exchange Act and NYSE rules. Additionally, our Board has determined that each of Ms. Corbet, Mr. Aigrain and Ms. Jones is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable NYSE rules and regulations.

Insider Trading Arrangements and Policies
We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and others that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy was filed as Exhibit 19.1 to the Original Form 10-K.

Executive Officers
Below is a list of the names, ages, positions, and a brief account of the business experience of the individuals who serve as the executive officers of the Company as of March 07, 2025:

Name	Age	Position(s) Held
Sandeep Sahai	61	Chief Executive Officer and Director
Jim Cox	53	Chief Financial Officer
Scott Erickson	45	Chief Revenue Officer
Souvik Das	53	Chief Technology Officer
Subi Sethi	49	Chief Client Officer
Sandeep Sahai has been our Chief Executive Officer since July 2018 and a Director since September 2016 (including service as the Chief Executive Officer and a director of CWAN Holdings prior to the IPO). During his tenure, the Company has grown both its core markets and across new regions. From a largely single office business, the Company now has offices and operating centers around the world and serves large and complex global customers. Before Clearwater, he held the title of Chief Executive Officer of Solmark from 2014 to 2018, an investment partnership where he was the lead partner. Previously, Mr. Sahai worked at Headstrong from 2004 to 2011, including as President and Chief Operating Officer from 2007 to 2009, and President and Chief Executive Officer from 2009 to 2011. After Headstrong’s acquisition by Genpact in 2011, Mr. Sahai served as Senior Vice President of IT Solutions and Capital Markets at Genpact from 2011 to 2014. Mr. Sahai also held directorships at AIM Software (Austria) from 2015 to 2019, Simeio Solutions from 2015 to 2020 and Magic Software from 2014 to 2018. In addition, he served as an Operating Partner at Welsh Carson beginning in 2014. Mr. Sahai holds an engineering degree from the Indian Institute of Technology, Varanasi and an MBA from the Indian Institute of Management, Kolkata.
Jim Cox has been our Chief Financial Officer since April 2019. Prior to Clearwater, Mr. Cox served as the Chief Financial Officer at Advent Software from 2009 until Advent’s sale to SSNC in 2015 and remained with the company until 2016. He also served as Chief Financial Officer at Lithium Technologies, Glassdoor and Doximity. Mr. Cox began his career in public accounting at PricewaterhouseCoopers. Mr. Cox holds a bachelor’s degree in economics from Ohio University.
Scott Erickson has been our Chief Revenue Officer since April 2023. Prior to that, Mr. Erickson was our President, Americas and Asia since December 2022, and our President, Americas and New Markets from June 2021 to December 2022. Before that, he served as our Chief Operating Officer from June 2017 to June 2021. Mr. Erickson joined Clearwater in 2005 and has served in a number of roles leading multiple Clearwater departments, such as Director of Operations and Client Services, Director of Product Management, Director of both Client Services and Product Management, and Director of Sales. Mr. Erickson holds a bachelor’s degree from Whitman College and an MBA from Northwest Nazarene University.
Souvik Das has been our Chief Technology Officer since August 2021. Mr. Das served as Chief Technology Officer at Zenefits from October 2017 to July 2021, where he was responsible for leading engineering, information security, IT, and business technology teams. Prior to Zenefits, he served as SVP Engineering at Grand Rounds from May 2016 to September 2017. Mr. Das holds a bachelor’s degree in computer science and engineering from the Indian Institute of Technology, Kharagpur, and a master’s degree in computer science from the University of Georgia, Athens.
Subi Sethi has been our Chief Client Officer since January 2020. Before joining Clearwater, Ms. Sethi led the end-to-end operations at UnitedHealth Group’s Optum Global Solutions from March 2014 to January 2020. Prior to joining Optum Global Solutions, she worked with Genpact from 2005 to 2014 across various leadership positions in functions like Operations, Quality, Transitions and Technology. Ms. Sethi holds a degree in mathematics from Delhi University and a degree in Advanced Management from the Institute of Management Technology, Ghaziabad.

Delinquent Section 16 Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock to file reports of their stock ownership and changes in their ownership of our common stock with the SEC. Directors, executive officers, and persons who beneficially own more than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We have identified the following reports required to be filed by insiders under Section 16(a) of the Exchange Act that were not filed in a timely manner:
•Form 4 filed March 1, 2024 relating to shares acquired from the vesting of performance-based restricted stock units ("PSUs”) for Souvik Das;
•Form 4s filed February 21, relating to shares sales effected pursuant to a Rule 10b5-1 trading plan for James S Cox and Sandeep Sahai;
•Form 4s filed April 4, 2024 relating to tax withholding obligations in connection with vesting and settlement of RSUs for Sandeep Sahai, Scott Stanley Erickson, James S Cox, Souvik Das and Subi Sethi; and
•Form 4s filed June 20, 2024, relating to vesting of RSUs for Lisa Jones, Jaswinder Pal Singh, Kathleen A Corbet, and Jacques Aigrain.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) describes the philosophy, goals, process, components and other aspects of our 2024 executive compensation program and is intended to be read in conjunction with the tables that immediately follow this section, which provide further compensation information for the following named executive officers, or NEOs, for 2024:

Name	Title
Sandeep Sahai	Chief Executive Officer
James Cox	Chief Financial Officer
Scott Erickson	Chief Revenue Officer
Souvik Das	Chief Technology Officer
Subi Sethi	Chief Client Officer

I. EXECUTIVE SUMMARY
Company Overview

Clearwater is a leading provider of SaaS-based solutions that bring transparency to the opaque world of investment accounting and analytics through a single instance, multi-tenant technology platform. Our cloud-native software provides investment accounting and reporting, performance measurement, compliance monitoring, planning and order management and risk analytics solutions for our clients, which include asset managers, insurance companies and large corporations. Our platform provides comprehensive accounting, data and advanced analytics, as well as highly configurable reporting for global investment assets on a daily or on-demand basis.
We aim to hire individuals who share our passion, commitment and entrepreneurial spirit. We are also committed to our team-oriented culture, as well as supporting the well-being and inclusivity of all our employees because we believe that the well-being of our employees leads to better outcomes for our business and enables us to better meet the needs of our clients. We believe that operating with purpose, passion and creativity benefits our clients, stockholders, employees and suppliers, as well as the communities where we operate.

Executive Compensation Program Objectives

The primary objectives of our executive compensation program are to:

• Link pay to performance over short-[ and long-]term periods;

• Align executive officers’ interests with those of the Company and our stockholders over the long term, generally through the use of equity, as a key element of our executive compensation program;

• Establish components of the program that have purposes and goals that are aligned with our business strategy and objectives; and

• Deliver market competitive compensation to attract, motivate and retain executive talent.

Considering these objectives, our 2024 executive compensation plan is designed to reward our executive officers for generating performance that achieves established Company goals and for increasing stockholder value. If we fall short of achieving Company and individual goals, we expect our executive officers’ compensation to reflect that performance accordingly.

2024 Select Financial Results

We had a strong 2024, with a revenue growth of 23%, while also meaningfully improving adjusted EBITDA and adjusted EBITDA Margin (as defined below).

• Total revenue was $451.8 million, an increase of 23% from $368.2 million for 2023.

• Annualized recurring revenue ("Annualized Recurring Revenue" or "ARR"), was $474.9 million, an increase of 25% from $379.1 million from 2023. ARR is calculated at the end of a period by dividing the recurring revenue in the last month of such period by the number of days in the month and multiplying by 365.

• Gross revenue retention rate ("Gross Revenue Retention Rate") was 98% as of December 31, 2024, consistent with the Company’s Gross Revenue Retention Rate as of December 31, 2023. The Company has reported a Gross Revenue Retention Rate of at least 98% for 23 of the past 24 quarters. Gross Revenue Retention Rate represents annual contract value (“ACV”) at the beginning of the 12-month period ended on the reporting date less client attrition over the prior 12-month period, divided by ACV at the beginning of the 12-month period, expressed as a percentage. ACV is comprised of Annualized Recurring Revenue plus contracted-not-billed revenue, which represents the estimated annual contracted revenue for new and existing client opportunities prior to revenue recognition.

• Net revenue retention rate ("Net Revenue Retention Rate") was 116% as of December 31, 2024, compared to 107% as of December 31, 2023. Net Revenue Retention Rate is the percentage of recurring revenue from clients on the platform for 12 months and includes changes from the addition, removal, or value of assets on our platform, contractual changes that have an impact on Annualized Recurring Revenue and lost revenue from client attrition.

• Net income in 2024 was $427.6 million, compared with net loss of $(23.1) million in 2023.

• Income from operations in 2024 was $12.2 million, compared with loss from operations of $(16.7) million in 2023.

• Adjusted EBITDA in 2024 was $145.7 million, up 38% from $105.9 million in 2023. Adjusted EBITDA is defined as net loss plus (i) interest income, net, (ii) depreciation and amortization expense, (iii) equity-based compensation expense and related payroll taxes, (iv) tax receivable agreement expense, (v) transaction expenses, (vi) amortization of prepaid management fees and reimbursable expenses, (vii) provision for (benefit from) income taxes, and (viii) other income, net.

• Adjusted EBITDA margin ("Adjusted EBITDA Margin") in 2024 was 32% as compared to 29% in 2023. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue.

For a reconciliation of Adjusted EBITDA and Adjusted EBITDA Margin, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures” of the Original Form 10-K.

II. EXECUTIVE COMPENSATION OBJECTIVES

Pay-for-performance
Our executive compensation program is designed to motivate our executive officers to achieve key business goals by linking their performance and the Company’s performance to the compensation our executive officers receive. As such, we intend for a significant portion of the total compensation of our executive officers to be based on measures that support our Company goals. To strengthen this link, we define clear and measurable quantitative objectives that are designed to foster achievement of results and returns to stockholders.

Alignment of executive officers’ interests with those of the Company and its stockholders
A significant portion of our NEOs’ overall compensation is in the form of equity-based compensation. We use equity as the form for long-term incentive opportunities in order to motivate and reward the NEOs to (i) achieve multi-year strategic goals, and (ii) deliver sustained long-term value to stockholders. Equity compensation creates strong alignment between the interests of our executive officers and those of our stockholders in stock price performance. Further, it fosters an ownership culture among our NEOs by making our NEOs stockholders with a personal stake in the stockholder value they are being incentivized to create.

Alignment of executive officers’ incentives with the execution of our business strategy and achievement of key business goals
In order to accomplish our strategic and long-term business and stockholder value creation goals, we structure our executive compensation program to incentivize our executive officers to execute the key steps in our corporate strategy and to achieve our long-term corporate goals. We believe that the majority of an executive’s total target compensation should be variable and tied to achievement of measurable financial and strategic objectives. Performance measures are reviewed annually to ensure that we continue to align our pay programs with our business strategy, create sustainable value, and motivate the right behaviors.

Provide market competitive pay to attract and retain talent
In our dynamic industry, we must compete in the market for executive talent. We seek executive officers and managers to implement our business strategy and lead our business who have diverse experience, expertise, capabilities and backgrounds. In recruiting our executive officers and determining competitive pay levels, we reference the compensation structures of executive officers of the companies in our peer group. Executive officers’ total compensation may vary from the level referenced in the peer group in order to attract or retain certain individuals or reflect their respective characteristics or performance.

Compensation Program Governance
The Compensation Committee (the “Committee”) assesses the effectiveness of our executive compensation program from time to time and reviews risk mitigation and governance matters, which includes maintaining the following best practices:

What We Do
✓ Pay for Performance	The majority of total executive compensation opportunity is variable and at-risk.
✓ Independent Compensation Consultant	The Committee engaged an independent compensation consultant to provide information for use in its decision-making.
✓ Clawback Erroneous Awarded Incentive Compensation
We have instituted a clawback policy designed to recoup erroneous awarded incentive-based compensation paid to covered executives in the event of an accounting restatement of the Company's financial statements.

✓ Stock Ownership Guidelines	Executive officers are required to maintain meaningful levels of share ownership.
✓ Peer Data Review	We develop a peer group of companies based on industry, revenue, and market capitalization to reference for compensation decisions.
What We Don’t Do
✗ No Excessive Perks	We do not provide any significant perquisites to executive officers that are not offered to our broader employee population.
✗ No Hedging or Pledging of Company Shares	We do not permit our executive officers and directors to hedge or pledge their Company shares.
✗ No Guaranteed Performance Bonuses	We do not provide guaranteed performance bonuses to our NEOs at any minimum levels of payment under our annual cash incentive plan.
✗ No repricing of stock options or grant of discounted stock options	We do not reprice options without stockholder approval or grant discounted options.

III. COMPENSATION DETERMINATION PROCESS
Role of the Board and Committee
The Committee establishes our compensation objectives and determines the structure, components and other elements of executive compensation. The Committee believes that the total compensation paid to our executive officers should be fair, reasonable and competitive, and that a significant portion of the total compensation should be tied to our annual and long-term performance.
For our annual cash incentive program, the Board obtains input from executive officers regarding the annual operating plan, expected financial results, anticipated operating achievements and related risks. Based on this information, the Board then establishes the performance-based metrics and targets for the annual incentive program.
In accordance with its charter, the Committee reviews and evaluates the performance of the CEO and develops recommendations regarding the base salary and aggregate amount of incentive compensation to be paid to the CEO, including the number and mix of PSUs and time-based restricted stock units ("RSUs") to be issued. While our CEO typically attends meetings of the Committee, the Committee meets outside the presence of our CEO when discussing his compensation. The Committee makes recommendations to the Board regarding CEO compensation, and the Board ultimately approves the compensation to be paid or granted to the CEO.
With the input of the CEO and our Chief Human Resource Officer (CHRO), the Committee also reviews and evaluates the performance of all the other executive officers, including the other NEOs, and develops recommendations regarding the base salary and aggregate amount of incentive compensation to be paid to them, including the number and mix of PSUs and RSUs. As part of this process, the CEO and our CHRO evaluate the market competitiveness of the various components of compensation and the performance of the other executive officers to make recommendations to the Committee regarding the compensation of each executive officer. The Committee makes recommendations to the Board regarding executive officer compensation, and the Board ultimately approves the compensation to be paid or granted to the executive officers.

Role of the Independent Compensation Consultant

The Committee recognizes the importance of obtaining objective, independent expertise and advice in carrying out its responsibilities. The Committee has the authority to retain an independent compensation consultant to assist it in the performance of its duties and responsibilities.
Since October 2023, the Committee has engaged Aon’s Human Capital Solutions practice, a division of Aon, plc (“Aon”), as its independent compensation consultant to advise on executive compensation matters. Aon reports directly to the Committee, and the Committee has the sole authority to retain, terminate and obtain the advice of Aon at the Company’s expense.
While the Committee takes into consideration the review and recommendations of its compensation consultant when making decisions about our executive compensation program, ultimately, the Committee makes its own independent decisions about compensation matters, and recommendations to the Board.
The Committee has assessed the independence of Aon pursuant to SEC and NYSE rules. In doing so, the Committee considered each of the factors set forth by the SEC and the NYSE with respect to a compensation consultant’s independence. The Committee also considered the nature and amount of work performed for the Committee and the fees paid for those services in relation to the firm’s total revenues. Based on its consideration of the foregoing and other relevant factors, including an assessment received from Aon, the Committee concluded that there were no conflicts of interest with Aon, and that Aon is independent.
Compensation Peer Group and Peer Selection Process
In making determinations about executive compensation, the Committee believes that obtaining relevant market data is important, because it serves as a reference point for making decisions and provides helpful context. When making decisions about the structure and component mix of our executive compensation program, the Committee takes into consideration the structure and components of, and the amounts paid under, the executive compensation programs of other comparable peer companies, as derived from public filings and other sources.
On December 8, 2023, the Committee, with the assistance of Aon, reviewed and revised the compensation peer group to be used in connection with 2024 executive compensation decisions to more closely align the peer group to the Company’s market profile and to remove companies that have been acquired. The primary criteria used to determine the peer group included US-based companies with the following characteristics:
Sector: Fintech and related application software companies
Market Cap: $1.6 billion to $14.1 billion with multiples of 0.3x to 3.0x projected FY2023 revenue
Revenue: $100 million to $1.1 billion, or 0.3x to 3.0x projected FY2023 revenue
Headcount: 600 to 5,200 employees, or a multiple range of 0.3x to 3.0x Clearwater’s then current headcount
Based on these criteria and considerations, the Committee approved a peer group for decisions relating to 2024 executive compensation that consisted of the following 20 companies:

Alkami Technology, Inc. (ALKT)	Confluent, Inc. (CFLT)	Paylocity Holding Corporation (PCTY)
AppFolio, Inc. (APPF)	DoubleVerify Holdings, Inc. (DV)	Q2 Holdings, Inc. (QTWO)
Asana, Inc. (ASAN)	Everbridge, Inc. (EVBG)	Smartsheet, Inc. (SMAR)
BlackLine, Inc. (BL)	JFrog Ltd. (FROG)	Sprout Social, Inc. (SPT)
Braze, Inc. (BRZE)	Guidewire Software, Inc. (GWRE)	Varonis Systems, Inc. (VRNS)
C3.ai, Inc. (AI)	nCino, Inc. (NCNO)	Vertex, Inc. (VERX)
CCC Intelligent Solutions Holdings Inc. (CCCS)	PagerDuty, Inc. (PD)

Role of the CEO
The Committee works with our CEO to set the target compensation of each of our executive officers, including the other NEOs. As part of this process, the CEO, working with our CHRO, evaluates the market competitiveness of the various components of compensation and the performance of the other executive officers annually and makes recommendations to the Committee in the first quarter of the year regarding the compensation of each executive officer.
The CEO’s input is particularly important in connection with base salary adjustments and the determination of each executive officer’s goals under the annual cash incentive program. The Committee gives significant weight to the CEO’s recommendations in light of his greater familiarity with the day-to-day performance of his direct reports and the importance of incentive compensation in driving the execution of managerial initiatives developed and led by the CEO. While the Committee will consider the CEO's input, the Committee makes the ultimate determination regarding its recommendations with respect to compensation for the executive officers.
Shareholder Say on Pay Vote

At our 2024 Shareholders Meeting held in June 2024, approximately 92% of the votes cast approved of the compensation of our named executive officers on an advisory basis. While the Committee believes this outcome reflects that there is strong alignment between the goals of our executive compensation program and the interests of our shareholders, the Committee has taken feedback from shareholders regarding the amount of stock based compensation paid by the Company, and has reduced the size of the equity grants to the NEOs in 2024 and started a transition to an annual grant cadence to reduce the Company’s stock based compensation as a percentage of revenue over time. The Committee intends to continue to consider shareholder concerns in determining executive compensation.
IV. COMPENSATION PROGRAM COMPONENTS
2024 Compensation Components and Mix
The Committee selected the components of compensation set forth in the chart below to achieve our executive compensation program objectives. The Committee regularly reviews all components of the program to verify that each executive officer’s total compensation is consistent with our compensation objectives and that the component is serving a purpose in supporting the execution of our strategy. The majority of each executive officer’s compensation is variable and at-risk, with a meaningful portion that is performance-based.
Long-term incentive equity awards are prospective in nature and intended to tie a substantial portion of an executive’s pay to creating long-term stockholder value. In the year ended December 31, 2024, the Committee structured the long-term incentive opportunity with PSUs and RSUs, in order to motivate executive officers to achieve multi-year strategic goals and deliver sustained long-term value to stockholders, and to reward them for doing so.

Element	Description	Rationale
Base Salary	Fixed cash compensation. Determined based on each executive officer’s role, individual skills, experience, performance and external market value.	Base salaries are intended to provide stable compensation to executive officers, allow us to attract and retain skilled talent and maintain a stable leadership team.
Short-Term Incentives: Annual Cash Award Opportunities	Variable cash compensation based on the level of achievement of predetermined annual corporate goals. Performance metrics include several financial and operating objectives.
Annual cash incentive opportunities are designed to ensure that executive officers are motivated to achieve established annual goals and to reward them for doing so; payout levels are generally determined based on actual financial results and the degree of achievement.

Long-Term Incentives: Equity-Based Compensation	Variable equity-based compensation: PSUs RSUs

Designed to motivate and reward executive officers to achieve strategic goals and objectives and to deliver sustained long-term value to stockholders, as well as to attract and retain executive officers.

Links with stockholder value creation; aligns with stockholders.

For 2024, the Committee and the Board used compensation information regarding the Peer Group and its judgment to establish a total compensation program for each NEO that is a mix of current, short- and long-term incentive compensation, and cash and non-cash compensation. In addition, in setting the elements of compensation, the Committee considered prior compensation paid and amounts realizable from prior stock-based awards, as well as other benefits provided by the Company. For 2024 the Committee also prioritized reducing the Company’s stock based compensation as a percentage of revenue and moving towards an annual grant cadence as the Company’s compensation practices mature.
Consistent with the Committee’s pay-for-performance philosophy, the majority of annual target total compensation is variable, at-risk pay. The Committee considers compensation to be “at-risk” if it is subject to operating performance or if its value depends on our stock price.
Each compensation element is discussed in more detail below and in the 2024 Summary Compensation table and 2024 Grants of Plan-Based Awards table below.
Base Salary
Base salaries provide fixed compensation to executive officers and help to attract and retain the executive talent needed to lead the business and maintain a stable leadership team. Base salaries are individually determined according to each executive officer’s areas of responsibility, role and experience, and vary among executive officers based on a variety of considerations, including skills, experience, achievements and the competitive market for the position.
The base salaries for each of our executive officers in effect for 2024 and 2023, and the percentage change, are as follows:

	2023 Base Salary	2024 Base Salary	Change
Named Executive Officer	($)	($)	(%)
Sandeep Sahai	653,400	653,400	—%
James Cox	425,000	425,000	—%
Scott Erickson	425,000	425,000	—%
Souvik Das	425,000	440,000	~3.5%
Subi Sethi	325,000	350,000	~7.7%
From time to time, the Committee considers and approves base salary adjustments for executive officers. The main considerations for a salary adjustment are similar to those used in initially determining base salaries but may also include a change in the competitive market, a change of role or responsibilities, recognition for achievements or market trends. These factors were considered in determining the change in base salary for Mr. Das and Ms. Sethi for 2024.
Annual Cash Incentive
The annual cash incentive for 2024 is a cash-based program that rewards the NEOs for their achievement of key short-term objectives. The structure of the annual cash incentive program incentivizes the NEOs to achieve annual financial and operational results that the Committee views as critical to the execution of our business strategy. The amount of the payout, if any, under the annual cash incentive is based upon achievement relative to Company performance targets, which are described in greater detail below.
Target Opportunities
For 2024 and 2023, the target annual cash incentive opportunity for each of our NEOs (as a fixed dollar amount) is set forth below:

Named Executive Officer	2024 Target Incentive ($)	2023 Target Incentive ($)
Sandeep Sahai	784,080	784,080
James Cox	400,000	400,000
Scott Erickson	325,000	290,000
Souvik Das	264,000	225,000
Subi Seti	250,000	225,000
Performance Metrics: Scorecard
The annual cash incentive performance metrics are derived from the Company's performance goals or "scorecard," which are established by the Board based on our corporate strategy, striking an appropriate balance between establishing financial, strategic and operational goals that are rigorous and challenging, while also achievable. The Company's performance goals align with the goals that are applicable to the CEO on his scorecard. In order to drive achievement of the Company's scorecard, the CEO allocates performance metrics thereunder to each of the NEOs, as further described below. We use this scorecard approach because it is aligned with the view that the NEOs must drive advances on a range of fronts at the same time in order to execute our strategy and achieve our financial and other goals that are critical to our long-term success.
Certain of the performance metrics, such as various measures of revenue, apply to several NEOs' scorecards, as described below, because they are key drivers of the Company’s near-term financial and operational success, and serve as the building blocks to create long-term stockholder value. No amount will be paid out with respect to any annual cash incentive opportunity if the performance is below the threshold, which is equal to 75% of performance targets, and achievement in excess of target performance may result in an increased payout without an established maximum.

The Board determined the targets for the Company, which are correspondingly the CEO’s performance metrics, in December 2023. These metrics were then used to determine corresponding metrics for each NEO by the CEO. The Board monitors the Company’s performance against the metrics set in December throughout the year. Based on each NEO’s performance against the performance metrics and individual performance goals set forth on his or her scorecard, the Committee recommends, and the Board determines, payouts.
Company Metrics in Scorecard
The table below sets forth certain key financial performance metrics included in the scorecards of multiple NEOs and the Company’s actual results. The targets for each of these metrics reflected very significant growth from the prior year, and for each of these metrics, the rigorous goal was exceeded.

	Target	Actual Results	Achievement %
Financial Performance Metric	($ in millions)	($ in millions)
Revenue	432.7	451.8	104
Adjusted EBITDA	135.4	145.7	108
Non-GAAP Gross Profit	335.1	353.5	105

For a reconciliation of Net income (loss) to Adjusted EBITDA, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” of the Original Form 10-K.

A reconciliation of Gross Profit to Non-GAAP Gross Profit is presented below:

Amount
($ in millions)
Gross profit	328.8
Adjustments:
Equity-based compensation expense and related payroll taxes	14.5
Depreciation and amortization	10.1
Gross profit, non-GAAP	353.5

In addition to these key financial performance metrics, the individual scorecards contain a number of additional metrics, including operating metrics specific to the NEO’s area of focus, which we believe drive behaviors that lead to a competitive advantage for the Company. The performance metrics and rationale for each metric included in the 2024 scorecards of the NEOs, collectively, are set forth below:

Performance Metric	Rationale for Use as an Incentive Measure

Revenue (including for certain NEOs Revenue from Bookings in 2024, Revenue from 2023 Booked Not Billed, Revenue from certain geographies and Revenue from Growth Opportunities)
Primary measure of top line growth and best gauge of efforts to maintain and grow market share. In certain cases subsets of revenue that may drive more effective transition of sales to revenue are also measured.

Adjusted EBITDA; Non-GAAP Gross Profit	Gauges profitability, which motivates the NEOs to prioritize not just growth but profitable growth.
Net Revenue Retention Rate (NRR)	A key measure of our success in expanding client relationships, which we believe is an important driver of growth.

Net Promoter Score (NPS)
We believe that high customer satisfaction drives a high Gross Revenue Retention Rate and Net Revenue Retention Rate, which in turn helps drive growth and increase gross margins; in addition, in a financial services business that is built on trust, customer satisfaction and reference-ability also help drive sales, and NPS is an indicator of those things.

Booking	Drives growth of our Annualized Recurring Revenue and a leading indicator for increases in market share and future revenue growth.
Platform Stability (Client SLA and Website Availability)	Drives uptime and client satisfaction, which are key to support the foundational elements of the Company’s business and client retention.
Stat Reporting and Compliance	These elements were added in 2024 to drive remediation of the Company’s material weakness reported for 2023 and to promote investor confidence.
Employee Satisfaction Score (ESS)	A measure of employee satisfaction. We believe a high employee satisfaction is important to reducing attrition.

Mr. Sahai’s scorecard metrics consisted of (i) Revenue, (ii) Bookings, (iii) EBITDA, (iv) Non-GAAP Gross Profit, and (v) NPS. Mr. Cox’s scorecard metrics consisted of (i) Revenue, (ii) Bookings, (iii) EBITDA, (iv) Non-GAAP Gross Profit, (v) NRR, (vi) Stat Reporting and (vii) Compliance. Mr. Erickson’s scorecard metrics consisted of (i) Bookings, (ii) Revenue from 2024 Bookings, (iii) Revenue from 2023 Booked not Billed, (iv) Bookings from North America, and (v) Bookings from the Company’s Growth Opportunities. Mr. Das’s scorecard metrics consisted of (i) Revenue, (ii) Bookings, (iii) Bookings from the Company’s Global Growth Opportunities, (iv) Revenue from 2023 Booked not Billed, (v) NPS, (vi) ESS, (vii) Platform Stability: Client SLA, and (viii) Platform Stability: Website Availability. Ms. Sethi’s scorecard metrics consisted of (i) Revenue, (ii) Bookings, (iii) Revenue from 2023 Booked not Billed, (iv) Non-GAAP Gross Profit, (v) Revenue from 2024 Bookings, (vi) NPS, and (vii) ESS.
Payout Determination
The Committee determined the annual cash incentive payout based on achievement of the scorecard performance metrics described above, in accordance with each NEO’s weighting for each element in their individual scorecard. For Mr. Sahai, this resulted in a scorecard achievement of 105%, which was applied to a target annual incentive amount of $784,080, resulting in a total payout of $823,284. Mr. Sahai’s payout was particularly positively affected by the Company’s strong revenue, EBITDA, gross margin and NPS results. For Mr. Cox, this resulted in a scorecard achievement of 104%, which was applied to a target annual incentive amount of $400,000, resulting in a total payout of $416,000. Mr. Cox’s payout was particularly positively affected by the Company’s strong revenue, EBITDA, and NRR results. For Mr. Erickson, this resulted in a scorecard achievement of 95%, which was applied to a target annual incentive amount of $325,000, resulting in a total payout of $308,750. Mr. Erickson’s payout was particularly positively affected by the Company’s strong North America and Company bookings. For Mr. Das, this resulted in a scorecard achievement of 90%, which was applied to a target annual incentive amount of $264,000, resulting in a total payout of $237,600. Mr. Das’ payout was particularly positively affected by strong NPS, ESS and Platform Stability: Website Availability results. For Ms. Sethi, this resulted in a scorecard achievement of 102%, which was applied to a target annual incentive amount of $250,000, resulting in a total payout of $255,000. Ms. Sethi’s payout was particularly positively affected by the Company’s strong revenue and strong NPS and ESS results.
In recognition of the Company’s extraordinary 2024 achievements, as detailed in the Executive Summary above, the NEOs’ collective efforts to realize such outcomes and the NEOs’ potential to create significant shareholder value, in 2025 the Committee recommended, and the Board approved, special, one-time bonus payouts of $200,000 for Mr. Sahai, and of $100,000 for each of Messrs. Cox, Das and Erickson and Ms. Sethi. The Committee believes that the exercise of discretion based on a qualitative assessment of non-financial, non-formulaic factors, such as those noted above, are consistent with our Company’s culture, compensation philosophy, and objectives. The Committee also believes, however, that the exercise of this type of discretion would be limited to unique or extraordinary circumstances.

Long-Term Incentives
The third and largest component of our executive compensation program is long-term incentive equity grants. Long-term incentive equity awards are prospective in nature and intended to tie a large portion of an executive’s pay to the creation of long-term stockholder value. The Committee has designed the long-term incentive equity grants as an opportunity to motivate and reward executive officers to achieve multi-year strategic goals and to deliver sustained long-term value to stockholders. Long-term incentive equity grants create a strong connection between payouts and performance, and strong alignment between the interests of executive officers and those of our stockholders. Long-term incentive equity grants also promote retention, because the executive officers will generally only receive value if they remain employed by us over the required term. These equity incentives are also intended to foster an ownership culture among our executive officers by making them stockholders with a personal stake in the value they are intended to create.
Equity Vehicles and Fiscal 2024 Mix: PSUs and RSUs
The mix of long-term incentive equities granted to the NEOs in 2024 consisted of 50% PSUs and 50% RSUs granted pursuant to our Omnibus Incentive Plan (the "2021 Plan"), as shown in the following table:

Equity Vehicle	2024 Allocation	Vesting	Rationale for Use
PSUs	50%	33.33% for each year of the 3-year performance period based on 1-year Revenue growth rate	• Primary measure of top line growth
RSUs	50%	25% per year over four years, subject to continued employment.	• Aligns with stockholder interests • Promotes retention • Provides value even during periods of stock price or market underperformance
In late 2022 and early 2023, about a year after the Company’s IPO, the Committee analyzed the equity holdings of our executive officers to ensure that they offered both an appropriate amount of motivation to achieve key strategic goals as well as a sufficient amount of retentive “glue,” or holding power, to keep our leaders employed with the Company. In 2024, the Committee decided to focus on reducing the Company’s stock-based compensation expense as a percentage of revenue, as well as to start to transition to an annual grant cadence. As it has done with other compensation decisions, the Committee reviewed, as a reference point, peer company average share usage and equity grant amounts as a percentage of total market capitalization in order to determine the size of equity grants to the full employee population, including the NEOs. Based on these 2024 priorities, the Committee determined the size of the grants of PSUs and RSUs to make to the NEOs and other executive officers, who received the largest portion of this pool. The number of PSUs and RSUs granted to the NEOs in 2024 represented significant reductions when compared to the numbers granted in 2023.

The following table summarizes the 2024 and 2023 grants to our NEOs:

	PSUs (#)		RSUs (#)
NEO	2024	2023	2024	2023
Sandeep Sahai	200,615	805,830	200,616	805,831
James Cox	50,000	308,678	50,000	308,679
Scott Erickson	50,000	250,000	50,000	250,000
Souvik Das	75,000	300,000	75,000	300,000
Subi Sethi	125,000	200,000	125,000	200,000

PSUs
The Committee selected the PSU performance metric of one year revenue growth because it is a key indicator of our growth in terms of acquisition and retention of our customers and utilization of our products. The Committee’s view is that the Company has a unique opportunity in the market and that it is imperative to incentivize growth. It selected this metric, even though revenue is a component of the NEO scorecards in the annual cash incentive program, because it focuses executive officers on the Company’s most critical strategic priority of top line revenue growth, and aligns the incentives for the CEO and other NEOs with the goals of growing the business and increasing market share.
The Committee defined payout levels representing the number of PSUs to be earned by executive officers based on the level of actual performance relative to the annual revenue growth targets.
The Committee determines the Company’s performance achievement percentage for each one-year period. The performance achievement percentage is then converted to an earning percentage as set forth below and, if at least the threshold level is achieved, such PSUs are earned and vested in the amounts set forth below, subject to continued employment through the applicable payment date.

These PSUs reflect the right to receive between 0% and 110% of one-third of the target number of PSUs granted to the NEO and are earned based on the Company's achievement of annual revenue growth for each calendar year in the performance period (i.e., in each of 2024, 2025 and 2026), subject to the NEO’s continued employment with the Company through the applicable payment date. Failure to achieve the annual revenue growth targets for any calendar year in the applicable three-year period will result in forfeiture of any PSUs that were not earned in respect of the relevant calendar year.

Level of Achievement of Objectives	Performance Achievement %	Earning Percentage
Below Threshold	Less than 18%	—%
Threshold	At least 18% and less than 20%	80%
Target	At least 20% and less than 23%	100%
Maximum	23% or greater	110%

RSUs
In addition to motivating performance through PSUs, the Committee structured the balance of the equity vehicles and the relative weight assigned to ensure some amount of value delivery through RSUs, which have upside potential but also deliver some value even if revenue does not grow, while reinforcing an ownership culture and commitment to us.
Time-based RSUs vest 25% per year over four years, subject to the NEO’s continued employment with us.
PSUs Vesting

For fiscal year 2024, the Company produced an annual revenue growth rate of 22.7%. The 33.33% portion of the PSU grant made in February 2024 relating to 2024 thus achieved target performance, translating to 100% of such PSUs being earned, subject to certification by the Committee and continued employment through the date of payment, which occurred in February 2025.
Messrs. Sahai, Cox, Erickson and Das and Ms. Sethi received grants of PSUs in 2021 and 2023, and Mr. Das received a PSU grant in 2022, in each case, having terms similar to those that applied to the PSUs granted in 2024. The 33.33% of such grants relating to the fiscal year 2024 annual performance period had a performance achievement target, translating to 100% of such PSUs being earned, subject to certification by the Committee and continued employment through the date of payment, which occurred in February 2025.
In the case of the PSUs granted to the NEOs in 2021, 2022, 2023 and 2024, as applicable, the Committee certified the performance against the applicable annual revenue growth targets relating to performance during the 2024 performance period on February 19, 2025 as set forth below:

PSUs
NEO	(#)
Sandeep Sahai	393,759
James Cox	173,786
Scott Erickson	125,231
Souvik Das	118,750
Subi Sethi	90,100
Equity Grant Timing and Practices. Since prior to our IPO, the Company has not granted any option awards to any NEO, employee, and director. The Company’s practice has been to grant our NEOs RSUs and PSUs under the 2021 Plan on a predetermined schedule, typically occurring during the Committee’s February meeting for such fiscal year, on the date that the Committee certifies our annual revenue growth rate. The Committee determines the amount of these awards, as well as the mix of time- and performance-based awards. This grant timing allows for consideration of full-year financial results and scorecard achievement for the most recently completed fiscal year, as well as full consideration of priorities for the current fiscal year, prior to making the grants. From time to time, the Committee may make off-cycle grants to NEOs to recognize mid-year promotions or other circumstances. Officers who join the Company after February in a given year may be granted equity awards following their start date. The Committee does not take material nonpublic information into account when determining the timing and terms of equity awards, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
TRA Bonus Agreements
As described in the section titled “Certain Relationships and Related Party Transactions—Tax Receivable Agreement and TRA Amendment,” in connection with the IPO, we entered into a Tax Receivable Agreement with certain of the Continuing Equity Owners and the Blocker Shareholders. In addition, in connection with the IPO we entered into TRA Bonus Agreements substantially concurrently with or prior to the consummation of the IPO, pursuant to which certain executive officers, including Messrs. Sahai, Cox and Erickson and Ms. Sethi, subject to the terms and conditions of his or her TRA Bonus Agreement, received a cash bonus payment (the “TRA Bonus”).
Pursuant to the terms of the TRA Bonus Agreements, when the Continuing Equity Owners and the Blocker Shareholders were paid pursuant to the Tax Receivable Agreement (including in the event of a change of control (as defined in the TRA Bonus Agreements)), the TRA Bonus recipients, including Messrs. Sahai, Cox and Erickson and Ms. Sethi, were eligible to receive an amount up to 4.6% in the aggregate of the payments that would have been made to certain of the Continuing Equity Owners and Blocker Shareholders under the Tax Receivable Agreement but for the amounts payable under the TRA Bonus Agreements, subject to each TRA Bonus recipient’s continued employment through the applicable payment date.

On November 4, 2024, the Company entered into the TRA Amendment, which amended the TRA to provide for one-time settlement payments in a gross amount of approximately $72.5 million, inclusive of $3.3 million in TRA Bonus Payments (the “TRA Bonus Payments”) to be paid to certain executive officers of the Company, including Messrs. Sahai, Cox, Erickson and Das and Ms. Sethi. As a result of the TRA Amendment, the Company will have no further payment obligations (past, current, or future) to make, and Messrs. Sahai, Cox, Erickson and Das and Ms. Sethi will no longer receive any TRA Bonuses. The TRA Bonus Payments made to Messrs. Sahai, Cox, Erickson and Das and Ms. Sethi in relation to the TRA Amendment are shown in “Executive Compensation Tables - Executive Compensation Tables” of this Amendment.

Post-Employment Compensation

Health and Welfare and Other Benefits
We offer a broad range of benefits, which include medical, dental, vision, life, and disability plans to our employees, including our NEOs.
We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our NEOs and are entirely aligned with benefits provided to all of our employees.
Qualified Retirement Plan
We offer a tax-qualified 401(k) defined contribution plan covering substantially all of our U.S. employees, including our NEOs. Eligible employees may make voluntary pre-tax and post-tax contributions and are eligible for matching Company contributions. The plan also permits discretionary Company contributions. All contributions to the plan are subject to certain limitations under the Code.
Severance and Change in Control Provisions
Our NEOs are entitled to certain payments and benefits upon certain qualifying terminations of employment and in connection with a change in control. See "—Potential Payments upon Termination or Change in Control" below for more information.
Relocation Allowances and Cost of Living Adjustment Subsidy
In connection with Ms. Sethi’s relocation from Gurgaon, India to Boise, Idaho, Ms. Sethi is entitled to an annual cost of living adjustment subsidy ($75,000 for 2024) for as long as Ms. Sethi remains in Boise. Mr. Erickson relocated to New York, and in connection with that move the Company provides an annual $100,000 cost of living adjustment subsidy for as long as Mr. Erickson remains in New York.
V. ADDITIONAL COMPENSATION POLICIES AND PRACTICES
Clawback Policy
The Board adopted a clawback policy that complies with the NYSE’s new clawback rules promulgated under Section 10D of the Exchange Act and the rules promulgated thereunder. In the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any such financial reporting requirement, the clawback policy requires that covered executives must reimburse the Company or forfeit any excess incentive-based compensation “received” (as defined in the Clawback Policy) by such covered executive during the three completed fiscal years immediately preceding the date on which the Company is required to prepare the restatement. Executives covered by the clawback policy are current and former executive officers, as determined by the Board in accordance with Section 10D of the Exchange Act and the NYSE listing standards. Incentive-based compensation subject to the clawback policy includes any cash or equity compensation that is granted, earned or vested based wholly or in part on the attainment of a financial reporting measure. The amount subject to recovery is the excess of the incentive-based compensation received based on the erroneous data over the incentive-based compensation that would have been received had it been based on the restated results.
Executive and Director Stock Ownership Guidelines
We believe that the Company and our stockholders are best served when executive officers manage the business with a long-term perspective. As such, the Company has implemented executive stock ownership guidelines, as we believe stock ownership is an important tool to strengthen the alignment of interests among our executive officers and our stockholders, to reinforce executive officers’ commitment to us and to demonstrate our commitment to sound corporate governance. The guidelines require that within five years of being appointed to a covered position, the CEO and the other executive officers hold a minimum value of Company shares that equates to a multiple of the value of their annual base salary.

Position	Multiple of Base Salary
Chief Executive Officer	6x
Other Executive Officers	2x
For this purpose, RSUs (whether vested or not) and Company shares directly or beneficially owned by the executive officer, or the executive officer’s immediate family members, will count for purposes of satisfying the ownership requirement, but PSUs are not counted. After the initial five-year phase-in period, compliance with the ownership requirement will be measured as of the last trading day of each calendar year.
We similarly believe that alignment of interests between directors and stockholders is important to promoting Board oversight in the long-term interests of stockholders. Accordingly, we also have stock ownership guidelines requiring directors not affiliated with Welsh, Carson, Anderson & Stowe, Warburg Pincus or Permira to hold a minimum value of Company shares equal to five times their annual cash retainer within a five-year phase in period that began in September 2022. We will also measure compliance with the ownership requirement for directors as of the last trading day of each calendar year.
Anti-Hedging and Anti-Pledging Policy
The Company has adopted an insider trading policy that prohibits employees (including our NEOs) and directors from engaging in any hedging transactions (including transactions involving prepaid variable forward contracts, equity swaps, collars and exchange funds) that are designed to hedge or speculate on any change in the market value of the Company’s equity securities without first obtaining pre-approval. It also explicitly prohibits employees (including our NEOs) and directors from engaging in transactions involving publicly-traded options, including transactions in put options, call options or other derivative securities, on an exchange or in any other organized market, to avoid the appearance of trading based on material nonpublic information. Short sales of the Company’s equity securities, which are inherently speculative in nature and contrary to the best interests of the Company and its stockholders, are also prohibited. The Company’s insider trading policy also prohibits employees (including our NEOs) and directors from pledging the Company’s securities in any circumstance, including by purchasing Company securities on margin or holding the Company’s securities in a margin account, without first obtaining pre-approval.
Risk Oversight and Compensation Risk Assessment
The Committee conducted a review of the compensation program and arrangements for the Company’s executives and other employees to evaluate whether incentives and other forms of pay encourage unnecessary or excessive risk taking. This assessment by the Committee included a review of the design of our incentive plans and policies, and the impact of risk mitigation features in these plans or policies. Based on this analysis, the Committee was satisfied that any risks arising from our compensation programs are not reasonably likely to have a material adverse effect on the Company.
Accounting Considerations

We follow Financial Accounting Standards Board ASC Topic 718 for our stock-based compensation awards. In accordance with ASC Topic 718, stock-based compensation cost is measured at the grant date, or with respect to performance-based awards, the service inception date, based on the estimated fair value of the awards using a variety of assumptions. This calculation is performed for accounting purposes and, as applicable, reported in the compensation tables, even though recipients may never realize any value from their awards. We record this expense on an ongoing basis over the requisite employee service period. Accounting rules also require us to record cash compensation as an expense at the time the obligation is incurred.
VI. COMPENSATION COMMITTEE REPORT
The Committee has reviewed and discussed the Compensation Discussion and Analysis with the management of the Company. Based on this review and these discussions, we have recommended to the Board that the Compensation Discussion and Analysis be included in the Original Form 10-K and this Amendment.
The preceding report has been furnished by the following members of the Committee:

The Committee

Eric J. Lee, Chair
Cary J. Davis
D. Scott Mackesy
Andrew Young

EXECUTIVE COMPENSATION TABLES
2024 Summary Compensation Table
The following table summarizes the compensation paid to, awarded to, or earned by the named executive officers for our last three most recently completed fiscal years.

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
Sandeep Sahai
Chief Executive Officer	2024	653,400	200,000	7,799,931	823,284	1,647,216	11,123,831
	2023	653,400	—	30,605,442	777,807	263,565	32,300,214
	2022	653,400	—	—	787,420	277,802	1,718,622
Jim Cox
Chief Financial Officer	2024	425,000	100,000	1,944,000	416,000	601,246	3,486,246
	2023	425,000	—	11,723,609	388,000	112,559	12,649,168
	2022	425,000	—	—	384,852	115,391	925,243
Scott Erickson
Chief Revenue Officer	2024	425,000	100,000	1,944,000	308,750	603,741	3,381,491
	2023	425,000	—	9,495,000	240,700	183,013	10,343,713
	2022	362,500	—	—	309,074	134,349	805,923
Souvik Das
Chief Technology Officer	2024	440,000	100,000	2,916,000	237,600	129,398	3,822,998
	2023	425,000	99,500	11,394,000	220,500	29,494	12,168,494
	2022	375,000	—	1,612,500	148,501	25,845	2,161,846

Subi Sethi(*)
Chief Client Officer	2024	350,000	100,000	4,860,000	255,000	339,211	5,904,211
	2023	312,198	102,750	7,596,000	227,250	140,347	8,378,545
(*) Ms. Sethi was not a named executive officer for fiscal year 2022.

(1) Amounts reported in this column reflect the actual base salaries paid to our named executive officers for our fiscal year ended December 31, 2024, fiscal year ended December 31, 2023 and fiscal year ended December 31, 2022.
(2) Amounts reported reflect a special, discretionary bonus granted by the Board upon the recommendation of the Committee.
(3) Amounts reported in this column reflect the aggregate grant date fair value of RSUs and PSUs, computed in accordance with FASB ASC Topic 718 (excluding the effect of estimated forfeitures), made to our named executive officers in fiscal year 2024, fiscal year 2023 and fiscal year 2022. The PSUs are valued based on the probable outcome of the performance-based vesting conditions. The grant date fair value of the 2022 RSUs subject to performance- based vesting conditions assuming maximum performance is achieved would be $886,875 for Mr. Das. The grant fair date value of the 2023 PSUs assuming maximum performance is achieved would be $15,302,712, $5,861,814, $4,747,500, $5,697,000 and $3,798,000 for Messrs. Sahai, Cox, Erickson and Das and Ms. Sethi. The grant fair date value of the 2024 PSUs assuming maximum performance is achieved would be $4,289,951, $1,069,200, $1,069,200, $1,603,800 and $2,673,000 for Messrs. Sahai, Cox, Erickson and Das and Ms. Sethi. Assumptions used in the calculation of these amounts are included in the notes to our financial statements included in the Original Form 10-K.
(4) Amounts reported in this column reflect (i) with respect to fiscal year 2024, annual bonuses paid in February 2025 in respect of fiscal year 2024 performance, (ii) with respect to fiscal year 2023, annual bonuses paid in

February 2024 in respect of fiscal year 2023 performance, and (iii) with respect to fiscal year 2022, annual bonuses paid in February 2023 in respect of fiscal year 2022 performance.
(5) All Other Compensation paid in fiscal year 2024 is comprised of the following:

Name	Year	401(k) Contribution(a) ($)	Other Personal Benefits(b) ($)	TRA Bonus(c) ($)
Sandeep Sahai	2024	13,800	16,457	1,616,959
Jim Cox	2024	13,800	16,080	571,366
Scott Erickson	2024	13,800	116,080	473,861
Souvik Das	2024	13,800	16,098	99,500
Subi Sethi	2024	—	83,762	255,449
(a) Amounts reported in this column represent the amount of Company matching contributions made to each named executive officer’s account under our 401(k) plan.
(b) Amounts reported in this column represent health insurance premiums paid by the Company on behalf of each of our named executive officers. In the case of Mr. Erickson, an annual $100,000 temporary cost of living adjustment subsidy is included, which Mr. Erickson is eligible to receive so long as Mr. Erickson remains in New York. In the case of Ms. Sethi, a $75,000 of temporary cost of living adjustment subsidy is included so long as she remains in Boise.
(c) Amounts reported in this column represent amounts earned in relation to the TRA Bonus as described in the section titled “TRA Bonus Agreements.”
Grants of Plan-Based Awards for Fiscal Year 2024
The following table sets forth certain information regarding grants of plan-based awards to our NEOs for fiscal year 2024 under our compensation programs and plans.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards:	Grant Date Fair Value of Stock and Option Awards
	Grant Date	Threshold	Target	Maximum	Threshold Performance Shares	Target Performance Shares	Maximum Performance Shares	Number of Shares of Stock or Units
Name		($)	($)	($)(3)	(#)	(#)	(#)	(#)(4)	($)(5)
Sandeep Sahai	2/28/2024	588,060	784,080	940,896	—	—	—	—	—
	2/28/2024	—	—	—	150,461	200,615	220,677	—	3,899,956
	2/28/2024	—	—	—	—	—	—	200,616	3,899,975
Jim Cox	2/28/2024	300,000	400,000	480,000	—	—	—	—	—
	2/28/2024	—	—	—	37,500	50,000	55,000	—	972,000
	2/28/2024	—	—	—	—	—	—	50,000	972,000
Scott Erickson	2/28/2024	243,750	325,000	390,000	—	—	—	—	—
	2/28/2024	—	—	—	37,500	50,000	55,000	—	972,000
	2/28/2024	—	—	—	—	—	—	50,000	972,000
Souvik Das	2/28/2024	198,000	264,000	316,800	—	—	—	—	—
	2/28/2024	—	—	—	56,250	75,000	82,500	—	1,458,000
	2/28/2024	—	—	—	—	—	—	75,000	1,458,000
Subi Sethi	2/28/2024	187,500	250,000	300,000	—	—	—	—	—
	2/28/2024	—	—	—	93,750	125,000	137,500	—	2,430,000
	2/28/2024	—	—	—	—	—	—	125,000	2,430,000

(1) These columns reflect the bonus opportunities under their scorecards for fiscal year 2024. No bonus is payable to our NEOs if performance is achieved below the threshold performance level, which is equal to 75% of the relevant Company performance target.

(2) The amounts in these columns reflect the PSUs granted to the NEOs under the 2021 Plan during fiscal year 2024. These PSUs reflect the right to receive between 0% and 110% of one-third of the target number of PSUs granted to the NEO and are earned based on the Company's achievement of annual revenue growth target described above in the CD&A. See "COMPENSATION PROGRAM COMPONENTS—Long Term Incentives—PSUs”.
(3) Payout may exceed target by up to 20% for achievement in excess of the applicable performance targets, calculated based on linear interpolation.
(4) The amounts in this column reflect the RSUs granted to the NEOs under the 2021 Plan during fiscal year 2024. These RSUs vest 25% per year over four years, subject to continued employment with us.
(5) The amounts reported in this column for RSUs reflect the aggregate grant date fair value of RSUs computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The amounts in this column for PSUs were calculated based on the probable outcome of the performance condition as of the grant date, consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures. For the values of the PSU awards, the amount reflected in the table represents the number of shares payable determined based on achievement at 100%. The actual value, if any, that each NEO will realize for these PSUs is a function of the value of the shares if and when the awards vest.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
See "—COMPENSATION PROGRAM COMPONENTS—Compensation Discussion and Analysis" and "—EXECUTIVE COMPENSATION TABLES—Potential Payments Upon Termination or Change in Control" for disclosure relevant to the Summary Compensation Table and Grants of Plan-Based Awards Table.

Outstanding Equity Awards at 2024 Fiscal Year End
The following table summarizes the outstanding equity awards held by our named executive officers as of December 31, 2024, using the closing stock price on such date of $27.52.

	Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexcercisable(1) (5)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(2)(5)	Market value of shares or units of stock that have not vested ($)(3)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)(4)(5)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Sandeep Sahai	11/28/2018	1,641,354	—	4.40	11/28/2028	—	—	—	—
	1/21/2020	567,457	103,720	4.40	1/21/2030	—	—	—	—
	3/8/2021	1,321,875	28,125	12.40	3/8/2031	—	—	—	—
	9/24/2021	—	—	—	—	187,722	5,166,109	—	—
	9/24/2021	—	—	—	—	125,148	—	—	—
	2/20/2023	—	—	—	—	604,373	16,632,345	—	—
	2/20/2023	—	—	—	—	268,610	—	295,471	8,131,362
	2/28/2024	—	—	—	—	150,462	4,140,714	—	—
	2/28/2024	—	—	—	—	66,872	—	147,117	4,048,668
Jim Cox	5/20/2019	568,395	—	4.40	5/20/2029	—	—	—	—
	1/21/2020	175,948	32,161	4.40	1/21/2030	—	—	—	—
	3/8/2021	428,385	9,115	12.40	3/8/2031	—	—	—	—
	9/24/2021	—	—	—	—	106,341	2,926,504	—	—
	9/24/2021	—	—	—	—	70,894	—	—	—
	2/20/2023	—	—	—	—	231,509	6,371,128
	2/20/2023	—	—	—	—	102,892	—	113,182	3,114,777
	2/28/2024	—	—	—	—	37,500	1,032,000
	2/28/2024	—	—	—	—	16,667	—	36,666	1,009,057
Scott Erickson	11/2/2017	185,385	—	4.00	11/2/2027	—	—	—	—
	4/10/2018	69,338	—	4.00	4/10/2028	—	—	—	—
	1/1/2019	42,294	—	4.40	1/1/2029	—	—	—	—
	1/21/2020	87,226	16,393	4.40	1/21/2030	—	—	—	—
	3/8/2021	428,385	9,115	12.40	3/8/2031	—	—	—	—
	9/24/2021	—	—	—	—	62,847	1,729,549	—	—
	9/24/2021	—	—	—	—	41,898	—	—	—
	2/20/2023	—	—	—	—	187,500	5,160,000	—	—
	2/20/2023	—	—	—	—	83,334	—	91,666	2,522,657
	2/28/2024	—	—	—	—	37,500	1,032,000	—	—
	2/28/2024	—	—	—	—	16,667	—	36,666	1,009,057
Souvik Das	8/2/2021	416,667	83,333	17.84	8/2/2031	—	—	—	—
	9/24/2021	—	—	—	—	9,375	258,000	—	—
	9/24/2021	—	—	—	—	6,250	—	—	—
	3/18/2022	—	—	—	—	18,750	516,000	—	—
	3/18/2022	—	—	—	—	12,500	—	—	—
	2/20/2023	—	—	—	—	225,000	6,192,000
	2/20/2023	—	—	—	—	100,000	—	110,000	3,027,200
	2/28/2024	—	—	—	—	56,250	1,548,000
	2/28/2024	—	—	—	—	25,000	—	55,000	1,513,600

	Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexcercisable(1) (5)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(2)(5)	Market value of shares or units of stock that have not vested ($)(3)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)(4)(5)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Subi Sethi	1/2/2020	—	41,875	4.40	1/2/2030	—	—	—	—
	1/21/2020	—	6,701	4.40	1/21/2030	—	—	—	—
	3/8/2021	141,461	3,125	12.40	3/8/2031	—	—	—	—
	9/24/2021	—	—	—	—	35,150	967,328	—	—
	9/24/2021	—	—	—	—	23,433	—	—	—
	2/20/2023	—	—	—	—	150,000	4,128,000	—	—
	2/20/2023	—	—	—	—	66,666	—	73,334	2,018,143
	2/28/2024	—	—	—	—	93,750	2,580,000	—	—
	2/28/2024	—	—	—	—	41,667	—	91,666	2,522,657
(1) Option awards in this column are all subject to time-vesting conditions. Options granted prior to fiscal year 2021 are eligible to vest in 20% increments annually, subject to continued employment. For options granted in fiscal year 2021, 25% of the options awarded are eligible to vest on the first anniversary of the grant date, and 75% are subsequently eligible to vest on a monthly basis over the remaining three-year period of employment.
(2) The stock awards in this column consist of (i) RSUs granted in fiscal year 2024 that will vest in equal quarterly installments with the first vesting on March 31, 2024, (ii) RSUs granted in fiscal year 2023 that will vest in equal annual installments on each of the first four anniversaries of January 1, 2023, (ii) RSUs granted in fiscal year 2022 that will vest in equal installments on each of the first four anniversaries of January 1, 2022, (iii) RSUs granted in fiscal year 2021 that will vest in equal annual installments on each of the first four anniversaries of January 1, 2022, subject to continued employment, and (iv) PSUs granted in fiscal year 2021, 2022, 2023 and 2024 that will vest over three years subject to the achievement of the 2024 performance-based vesting requirements.
(3) The amounts reflected in this column reflect the market value of unvested RSUs, determined by multiplying the number of such awards by the market price of our common stock at the close of the last trading day of fiscal year 2024, which was $27.52 per share
(4) The stock awards listed in this column consist of PSUs that are subject to certain performance-based vesting requirements based on annual revenue growth rate, and calculated based on maximum earning percentage of 110%. PSUs granted in fiscal year 2024 vest in equal annual installments on each of the first three anniversaries of January 1, 2024, subject to continued employment through the payment date. PSUs granted in fiscal year 2023 vest in equal annual installments on each of the first three anniversaries of January 1, 2023, subject to continued employment through the payment date. PSUs granted in fiscal year 2022 vest in equal annual installments on each of the first three anniversaries of January 1, 2022, subject to continued employment through the payment date. PSUs granted in fiscal year 2021 vest in equal installments on each of the first three anniversaries of January 1, 2021, subject to continued employment through the payment date.
(5) The options, RSUs and PSUs are subject to accelerated vesting on certain qualifying terminations and/or a change in control, as described below in "Potential Payments Upon Termination or Change in Control".

Option Exercises and Stock Vested During Fiscal Year 2024
The following table presents, for each of our NEOs, the shares of our common stock that were acquired upon the exercise of vested stock options and the vesting of RSUs and the related value realized during fiscal year 2024.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)(1)	(#)	($)(2)
Sandeep Sahai	533,014	10,949,637	739,233	14,685,609
Jim Cox	256,655	5,191,372	316,626	6,267,173
Scott Erickson	66,880	1,365,590	231,655	4,593,851
Souvik Das	—	—	226,562	4,509,504
Subi Sethi	150,000	2,481,861	188,925	3,800,226
(1) Calculated by multiplying the number of corresponding shares acquired by the difference between the exercise price and the market price of the underlying common stock at the time of exercise.
(2) Calculated by multiplying the number of corresponding shares acquired by the closing price of the common stock as reported on the NYSE on the vesting date (or on the last trading day prior to the vesting date if the vesting date was not a trading day).

We do not provide guaranteed retirement benefits or contribute to non-qualified deferred compensation plans.
Potential Payments Upon Termination or Change in Control
In the event of a qualifying termination of employment and/or the occurrence of a change in control of the Company, each of our NEOs are entitled to certain payments and benefits under their employment agreements and/or their outstanding equity incentive awards. For a detailed summary of these payments and benefits, see the narrative description that follows the table below.
The table below sets forth the amounts of the payments and benefits that each NEO would have been entitled to receive upon a qualifying termination of employment by the Company and/or the occurrence of a change in control, in each case assuming the relevant event occurred on December 31, 2024. The values reflected in the table below relating to the acceleration of equity awards are based on the last closing price of our common stock as of December 31, 2024 ($27.52 per share) (in the case of options, minus the applicable exercise price).
In addition to the amounts set forth in the table below, upon any termination of employment, each NEO would also be entitled to receive all payments generally provided to salaried employees on a non-discriminatory basis on termination. Amounts payable to the NEOs may be subject to reduction under Sections 280G and 4999 of the Code.

		Termination without Cause by Company or for Good Reason by NEO NOT in Connection with a Change in Control	Termination without Cause by Company or for Good Reason by NEO in Connection with a Change in Control	Change in Control NOT in Connection with Termination without cause by Company or for Good Reason by NEO
Name	Benefit Description	($)	($)(1)	($)(2)
Sandeep Sahai	Cash severance(3)	1,437,480	1,437,480	—
	Accelerated Vesting of equity awards	—	40,942,455	2,823,256
Jim Cox	Cash severance(4)	212,500	212,500	—
	Accelerated Vesting of equity awards	—	15,334,847	881,381
Scott Erickson	Cash severance(5)	212,500	212,500	—
	Accelerated Vesting of equity awards	—	11,970,088	516,825
Souvik Das	Cash severance(6)	110,000	110,000	—
	Accelerated Vesting of equity awards	—	13,861,463	806,663
Subi Sethi	Cash severance(7)	87,500	87,500	—
	Accelerated Vesting of equity awards	—	13,386,455	1,170,327
(1) Amounts represent the vesting of all of the NEO's unvested options, granted under the 2017 Plan upon the change in control and the vesting of RSUs and PSUs pursuant to the 2021 Plan in the case of a termination without cause by the Company or for good reason by NEO in connection with a change in control.
(2) Amounts represent the vesting of all of the NEO's unvested options only in the case of a change in control without a termination of employment pursuant to an amendment to the acceleration terms of options then held by the NEOs at the time of our IPO to provide for accelerated vesting of any then unvested options outstanding at the time of the consummation of the IPO to the earlier of a “Change in Control” (as defined in the 2017 Equity Incentive Plan) or the date that WCAS and its affiliates own less than 5% of the common stock of the Company.
(3) Amounts represent a cash severance payment equal to Mr. Sahai's annual base salary and annual target bonus as of December 31, 2024.
(4) Amounts represent a cash severance payment equal to six months of Mr. Cox's annual base salary as of December 31, 2024.
(5) Amounts represent a cash severance payment equal to six months of Mr. Erickson's annual base salary as of December 31, 2024.
(6) Amounts represent a cash severance payment equal to three months of Mr. Das's annual base salary as of December 31, 2024.
(7) Amounts represent a cash severance payment equal to three months of Ms. Sethi's annual base salary as of December 31, 2024.

Employment Agreements
We are party to employment agreements with Messrs. Sahai, Cox, Erickson and Das and Ms. Sethi, which provide for at-will employment, subject to the severance entitlements described below, and set forth each named executive officer’s initial annual base salary and target annual bonus opportunity, among other terms and conditions.
The employment agreements provide that, upon termination of a named executive officer’s employment by us for any reason other than for “cause,” or by the named executive officer for “good reason,” each as defined therein and summarized below, subject to the named executive officer’s execution, delivery and non-revocation of a general release of all claims in favor of the Company, the named executive officer is entitled to severance. The Committee believes these severance payments and benefits are important from a recruiting perspective to provide some level of protection to our executive officers from having their employment terminated without cause, and that the amounts are reasonable when compared with similar arrangements adopted by comparable companies.
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
For Mr. Cox and Mr. Erickson severance consists of six months of continued base salary payments. For Mr. Das and Ms. Sethi severance consists of three months of continued base salary payments.
Under Mr. Sahai’s employment agreement, “cause” generally means: (i) material breach by Mr. Sahai of any term of the employment agreement, or the Company’s policies, his fiduciary duties to the Company, Clearwater Analytics, LLC or any of their affiliates, or of any law, statute, or regulation, (ii) misconduct which is materially injurious to the Company, Clearwater Analytics, LLC or any of their affiliates, either monetarily or otherwise, or which impairs his ability to effectively perform his duties or responsibilities, (iii) personal conduct, which materially impairs his ability to perform his duties or manage subordinate employees, including but not limited to the abuse of alcohol or controlled substances, sexual harassment and discrimination, (iv) habitual or repeated neglect of his duties or responsibilities, (v) failure to comply with any valid and legal directive of the Board, which failure has a material impact on the Company, (vi) appropriation of (or attempted appropriation of) a business opportunity of the Company, Clearwater Analytics, LLC, or their affiliates, including attempting to secure or securing any personal profit in connection with an transaction by the Company or its affiliates, (vii) commission or conviction for (or the procedural equivalent or conviction for), or entering of a guilty plea or plea of no contest with respect to any felony or a crime, which in the Company’s reasonable judgment, involves moral turpitude, (viii) willful unauthorized disclosure (or attempted disclosure) of confidential information, (ix) intentional injury of another employee or any person in the course of performing services for the Company or (x) any conflict of interest, including, but not limited to solicitation of business on behalf of a competitor or potential competitor or breach of any fiduciary duty to the Company, Clearwater Analytics, LLC or any of their affiliates. With respect to clauses (i) through (iii), if capable of cure, Mr. Sahai must be given a reasonable opportunity to comply with such policy or cure his failure or misconduct to the satisfaction of the Board within the reasonable time prescribed by the Board to cure such failure or misconduct as set forth in a written notice of such breach from Board.
Under the employment agreements of Messrs. Cox, Erickson and Das and Ms. Sethi, “cause” generally means the named executive officer’s: (i) material breach of any term of the employment agreement, or the Company’s policies, the named executive officer's fiduciary duties to the Company, Clearwater Analytics, LLC or any of their affiliates, or of any law, statute or regulation, (ii) misconduct which is injurious to the Company, Clearwater Analytics, LLC or any of their affiliates, either monetarily or otherwise, or which impairs the named executive officer's ability to effectively perform his or her duties or responsibilities, (iii) personal conduct, which reflects poorly on the Company, Clearwater Analytics, LLC or named executive officer, or which impairs his or her ability to perform his or her duties or manage subordinate employees, including but not limited to the abuse of alcohol or controlled substances, sexual harassment and discrimination, (iv) habitual or repeated neglect of his or her duties or responsibilities, (v) failure to comply with any valid and legal directive of the Company or the chief executive officer of the Company, (vi) appropriation of (or attempted appropriation of) a business opportunity of the Company, Clearwater Analytics, LLC or their affiliates, including attempting to secure or securing any personal profit in connection with any transaction by the Company or its affiliates, (vii) commission or conviction for (or the procedural equivalent or conviction for), or entering of a guilty plea or plea of no contest with respect to any felony or a crime, which in the Company’s reasonable judgment, involve moral turpitude, (viii) willful unauthorized disclosure (or attempted disclosure) of confidential information, (ix) intentional injury of another employee or any person in the course of performing services for the Company or (x) any conflict of interest, including, but not limited to solicitation of business on behalf of a competitor or potential competitor or breach of any fiduciary duty to the Company, Clearwater Analytics, LLC or any of their affiliates. With respect to clauses (i) through (iii), if capable of cure, the named executive officer must be given a reasonable opportunity to comply with such policy or cure his or her failure or misconduct to the satisfaction of the Company within the reasonable time prescribed by the Company to cure such failure or misconduct as set forth in a written notice of such breach from the Company.
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
Under the employment agreements of Messrs. Cox, Erickson and Das and Ms. Sethi, “good reason” generally means the occurrence of any of the following: (i) a material reduction, without the named executive officer’s consent, of the named executive officer's base salary or target annual bonus opportunity, unless the reduction is generally applicable to substantially all senior employees of the Company, (ii) a material breach of the employment agreement by the Company, or (iii) a substantial diminution in the named executive officer’s authority or duties that is materially inconsistent with the named executive officer's position without the named executive officer's consent.
Each named executive officer is subject to non-competition covenants during employment and for 12 months thereafter, non-solicitation covenants during employment and for 18 months thereafter (12 months with respect to Mr. Sahai), as well as perpetual confidentiality, assignment of inventions covenants and non-disparagement covenants (mutual non-disparagement, with respect to Messrs. Sahai, Cox and Erickson and Ms. Sethi).
The employment agreements also provide that in the event that any compensation, payment or distribution to the NEO under the employment agreement (the “Parachute Payments”) would be subject to the excise tax imposed by Section 4999 of the Code, then such Parachute Payments will be reduced (but not below zero) to the extent necessary so that the maximum Parachute Payments will not exceed the Threshold Amount (as defined in the applicable employment agreement).

Equity Awards
Prior to the Company's IPO, the NEOs were granted options under the 2017 Equity Incentive Plan. In connection with our IPO, the Board of CWAN Holdings amended the options then held by the NEOs to provide for accelerated vesting of any then unvested options outstanding at the time of the consummation of the IPO to the earlier of a "Change in Control" (as defined in the 2017 Equity Incentive Plan) or the date that WCAS and its affiliates own less than 5% of the common stock of the Company.
In the event the RSUs and PSUs granted under the 2021 Plan are assumed or substituted in connection with a “change in control” (as defined in the 2021 Plan), such awards will not accelerate by reason of the change in control unless the NEO also experiences an involuntary termination as a result of the change in control. Such awards held by a NEO who experiences an involuntary termination as a result of a change in control will immediately vest as of the date of such termination.
A NEO will be deemed to experience an involuntary termination as a result of a change in control if the NEO experiences a termination by the Company other than for “cause” (as defined in the 2021 Plan) or for “good reason” (as defined in the 2021 Plan), or otherwise experiences a termination under circumstances which entitle the NEO to mandatory severance payment(s) pursuant to applicable law, at any time beginning on the date of the change in control up to and including the second anniversary of the change in control.

CEO Pay Ratio for 2024

General
Under the rules adopted by the SEC pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), we are required to calculate and disclose the total compensation paid to our median paid employee, as well as the ratio of the total compensation paid to the median employee as compared to the total compensation paid to our CEO. We describe our methodology and the resulting CEO pay ratio below.
Methodology
The methodology and the material assumptions, adjustments and estimates used to identify the median of the annual total compensation of all our employees were based on the following:
Our median employee was identified from all full-time and part-time employees as of December 31, 2024 (other than our CEO). As of December 31, 2024, we and our consolidated subsidiaries employed 1,915 individuals. We did not include any contractors or other non-employee workers in our employee population. Aside from four interns, we did not have any temporary or seasonal employees as of December 31, 2024.
To identify our median employee from our employee population, we calculated the aggregate amount of each employee’s (i) base salary or gross wages paid, (ii) bonuses and cash incentives paid, and (iii) the grant date fair value, calculated in accordance with ASC Topic 718, of equity awards granted during the calendar year, for which compensation measure was consistently applied. Amounts under items (i) and (ii) above were annualized for any permanent employees who commenced work during 2024. We annualized the base salary or wages of all permanent (full-time and part-time) employees who were employed by us for less than the entire calendar year. We selected the foregoing compensation elements because they represented our principal broad-based compensation elements. Compensation not paid in U.S. dollars was converted to U.S. dollars using the foreign exchange rates in effect as of December 31, 2024.
Calculation
Once we identified our median employee using the aforementioned methodology, we then calculated the annual total compensation of this employee for 2024 in accordance with the requirements of the Summary Compensation Table. We determined our CEO’s annual total compensation for 2024 as reported in our 2024 Summary Compensation Table.
The median of the annual total compensation of all our employees, excluding our CEO, was $84,713. The annual total compensation of our CEO, as reported in the Summary Compensation Table for 2024, was $11,123,831. The ratio of the annual total compensation of our CEO to the median of the annual total compensation of all our employees was 131 to 1.
This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on the methodology described below. The SEC rules for identifying the median compensated employee and calculating the pay ratio allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may utilize different methodologies, exclusions, estimates, and assumptions in calculating their own pay ratios.

Pay Versus Performance Disclosure
In accordance with rules adopted by the SEC pursuant to the Dodd-Frank Act, we provide the following disclosure regarding executive compensation for our principal executive officer (“PEO”) and Non-PEO NEOs and Company performance for the fiscal years listed below. The Committee did not consider the pay versus performance disclosure below in making its pay decisions for any of the years shown.

Year	Summary Compensation Table Total for PEO¹ ($)	Compensation Actually Paid to PEO¹˒²˒³ ($)	Average Summary Compensation Table Total for Non-PEO NEOs[1] ($)	Average Compensation Actually Paid to Non-PEO NEOs[1,2,3] ($)	Value of Initial Fixed $100 Investment based on:[4]		Net Income⁵ ($ Millions)	Revenue[6] ($ Millions)
					TSR ($)	Peer Group TSR ($)
2024	11,123,831	26,266,394	4,148,737	9,187,182	108.47	172.17	427.59	451.80
2023	32,300,214	34,028,283	10,884,980	11,436,050	78.95	126.03	(23.08)	368.17
2022	1,718,622	(4,664,618)	1,297,671	(952,287)	73.91	79.85	(6.70)	303.43
2021	21,637,003	36,866,143	10,756,321	10,921,700	90.58	111.2	(8.09)	252.02

1. Sandeep Sahai was our PEO for each year presented. The individuals comprising the Non-PEO NEOs for each year presented are listed below.

2022	2023	2024
Jim Cox	Jim Cox	Jim Cox
Scott Erickson	Scott Erickson	Scott Erickson
Souvik Das	Souvik Das	Souvik Das
	Subi Sethi	Subi Sethi
2. The amounts shown for Compensation Actually Paid have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually earned, realized, or received by the Company’s NEOs. These amounts reflect the Summary Compensation Table Total with certain adjustments as described in footnote 3 below.

3. Compensation Actually Paid to PEO reflects the exclusions and inclusions of certain amounts for the PEO and the Non-PEO NEOs as set forth below. In calculating the amounts shown for Compensation Actually Paid to PEO , the fair value or change in fair value, as applicable of the equity award adjustments included in such calculation was computed in accordance with FASB ASC Topic 718. The valuation assumptions used to calculate such fair values did not materially differ from those disclosed at the time of grant.

Year	Summary Compensation Table Total for Sandeep Sahai ($)	Less, Grant Date Fair Value of Stock and Option Awards Reported in the Summary Compensation Table ($)	Plus, Year-End Fair Value of Awards Granted in the Covered Fiscal Year that are Outstanding and Unvested ($)	Plus, Change in Fair Value of Awards Granted in Prior Years that are Outstanding and Unvested (From Prior Year-End to Year-End)	Plus, Vesting Date Fair Value of Awards Granted in the Covered Fiscal Year that Vested in that Year	Plus, Change in Fair Value Year of Awards Granted in Prior Years that Vested in the Covered Fiscal Year (From Prior Year-End to Vesting Date)	Less, Prior Year-End Fair Value of Awards Granted in Prior Years that Failed to Vest in the Covered Fiscal Year	Plus, Value of Dividends or Other Earnings Paid on Equity Awards Not Otherwise Included	Compensation Actually Paid to Sandeep Sahai ($)
2024	11,123,831	(7,799,931)	9,661,639	11,835,498	1,115,674	329,683	—	—	26,266,394

Year	Average Summary Compensation Table Total for Non-PEO NEOs ($)	Less, Average Grant Date Fair Value of Stock and Option Awards Reported in the Summary Compensation Table ($)	Plus, Average Year-End Fair Value of Awards Granted in the Covered Fiscal Year that are Outstanding and Unvested ($)	Plus, Average Change in Fair Value of Awards Granted in Prior Years that are Outstanding and Unvested (From Prior Year-End to Year-End)	Plus, Average Vesting Date Fair Value of Awards Granted in the Covered Fiscal Year that Vested in that Year	Plus, Average Change in Fair Value Year of Awards Granted in Prior Years that Vested in the Covered Fiscal Year (From Prior Year-End to Vesting Date)	Less, Average Prior Year-End Fair Value of Awards Granted in Prior Years that Failed to Vest in the Covered Fiscal Year	Plus, Average Value of Dividends or Other Earnings Paid on Equity Awards Not Otherwise Included	Average Compensation Actually Paid to Non-PEO NEOs ($)
2024	4,148,737	(2,916,000)	3,612,000	3,859,845	417,093	65,507	—	—	9,187,182

4. The Peer Group Total Shareholder Return (“TSR”) set forth in this table utilizes the S&P Information Technology Sector Index, which we also utilize in the stock performance graph required by Item 201(e) of Regulation S-K included in the Original Form 10-K. The Company TSR and the Company's Peer Group TSR reflected in these columns for each applicable fiscal year is calculated based on a fixed investment of $100 at the applicable measurement point on the same cumulative basis as is used in Item 201(e) of Regulation S-K.

5. Represents the amount of net income reflected in the Company's audited GAAP financial statements for each applicable fiscal year.

6. Represents the amount of revenue reflected in the Company’s audited GAAP financial statements for each applicable fiscal year. We determined revenue to be the most important financial performance measure used to link Company performance to Compensation Actually Paid to our PEO and Non-PEO NEOs in 2024. This performance measure may not have been the most important financial performance measure for prior years and we may determine a different financial performance measure to be the most important financial performance measure in future years.

Relationship Between PEO and Non-PEO NEO Compensation Actually Paid and Company and Peer Group TSR.

The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our Non-PEO NEOs, the Company’s cumulative TSR over the four most recently completed fiscal years, and the S&P Information Technology Sector Index TSR over the same period.

PEO and Average Non-PEO NEO Compensation Actually Paid Versus TSR
Compensation Actually Paid ($ Millions)
TSR (9/24/2021 Indexed to $100)
40
35
30
25
20
15
10
5
0
-5
-10
200
150
100
50
0
-50
36.87
10.92
(4.66)
(0.95)
34.03
11.44
26.27
9.19
100.00
90.58
73.91
78.95
108.47
100.00
111.20
79.85
126.03
172.17
2020
2021
2022
2023
2024
Fiscal Year
PEO Compensation Actually Paid
Average Non-PEO NEO Compensation Actually Paid
Clearwater Analytics Holdings, Inc. TSR
S&P Information Technology Sector Index TSR

Relationship Between PEO and Non-PEO NEO Compensation Actually Paid and Net Income
The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our Non-PEO NEOs, and our net income during the four most recently completed fiscal years.

PEO and Average Non-PEO NEO Compensation Actually Paid Versus Net Income
Compensation Actually Paid ($ Millions)
Net Income ($ Millions)
40
35
30
25
20
15
10
5
0
-5
-10
$600
$450
$300
$150
$0
-$150
36.87
10.92
(8.09)
(4.66)
(0.95)
(6.70)
34.03
11.44
(23.08)
26.27
9.19
427.59
2021
2022
2023
2024
Fiscal Year
PEO Compensation Actually Paid
Average Non-PEO NEO Compensation Actually Paid
Clearwater Analytics Holdings, Inc. Net Income

Relationship Between PEO and Non-PEO NEO Compensation Actually Paid and Revenue

The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our Non-PEO NEOs, and our revenue during the four most recently completed fiscal years.

PEO and Average Non-PEO NEO Compensation Actually Paid Versus Revenue
Compensation Actually Paid ($ Millions)
40
35
30
25
20
15
10
5
0
-5
-10
Revenue
$600
$450
$300
$150
$0
-$150
36.87
10.92
252.02
(4.66)
(0.95)
303.43
34.03
11.44
368.17
26.27
9.19
451.80
2021
2022
2023
2024
Fiscal Year
PEO Compensation Actually Paid
Average Non-PEO NEO Compensation Actually Paid
Revenue

Tabular List of Most Important Financial Performance Measures
The following table presents the financial performance measures that the Company considers to have been the most important in linking Compensation Actually Paid to our PEO and other NEOs for 2024 to Company performance. The measures in this table are not ranked.

Revenue
Net Operating Income
Earnings Per Share
Return on Tangible Common Equity

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1):
2021 Omnibus Incentive Plan	21,690,451(2)	8.42	33,347,354(4)
2021 Employee Stock Purchase Plan	—	N/A	7,260,919(5)
Equity compensation plans not approved by security holders	—	—	—
Total	21,690,451		40,608,273
(1)We have two equity compensation plans that have been approved by our stockholders: the 2021 Plan and the 2021 Employee Stock Purchase Plan (the “ESPP”).
(2)Consists of 9,514,741 shares of Class A common stock issuable upon the exercise of stock options, and 12,175,710 shares of our Class A common stock issuable upon the settlement of RSUs.
(3)The weighted average exercise price relates only to stock options.
(4)Consists of shares of our Class A common stock available for future stock-based awards under our 2021 Omnibus Incentive Plan which may include the grant of stock options, stock appreciation rights, restricted stock, RSUs, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards. The number of shares remaining available will be increased on the first day of each fiscal year during the term of the 2021 Plan commencing with the 2022 fiscal year by 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or a lessor amount determined by the Committee. In each of 2023 and 2024, the Committee determined that there were sufficient shares of Class A common stock available for future stock-based awards and hence the number of shares available did not increase on January 1, 2024 nor on January 1, 2025.
(5)The number of shares remaining available under the 2021 ESPP will be increased on the first day of each calendar year beginning in the 2022 fiscal year and ending in and including the 2031 fiscal year, by an amount equal to the lessor of (i) 1.0% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as identified by the Committee. In each of 2023 and 2024, the Committee determined that there were sufficient shares remaining available under the 2021 ESPP and hence the number of shares available did not increase on January 1, 2024 nor on January 1, 2025.
Director Compensation
For 2024, the Committee and the Board used compensation information regarding the Peer Group to review director compensation and left it unchanged from 2023. Each director not affiliated with a Principal Equity Owner is eligible to receive an annualized cash retainer equal to $40,000 per calendar year for serving on the Board. In addition, Mr. Aigrain and Ms. Jones are each eligible to receive an annualized cash retainer equal to $10,000 for serving on the Audit Committee, and Ms. Corbet is eligible to receive an annualized cash retainer equal to $20,000 for serving as the chairperson of the Audit Committee.
Each director not affiliated with a Principal Equity Owner is eligible to receive an annual RSU grant equal to $200,000 divided by the 10 trading-day average closing share price leading up to the date of grant. Grants will be made annually on the date of the annual stockholder meeting and will vest at the next annual general stockholder meeting. Consistent with our director compensation policy, on June 11, 2024, the date of our 2024 Annual Meeting, Mr. Aigrain, Ms. Corbet, Ms. Jones and Dr. Singh each received 10,334 RSUs that will vest at our 2025 Annual Meeting, at which time Mr. Aigrain, Ms. Corbet, Ms. Jones and Dr. Singh, will receive RSU grants that will vest at our 2026 Annual Meeting.

In February 2025, in connection with its annual review of director compensation, upon the recommendation of the Committee, the Board resolved to give a grant to any new directors joining the Board in the future of RSUs valued at 1.75 times $200,000 at the time of joining the Board, but based on a three year vesting period. In light of this structure for new directors, upon the recommendation of the Committee the Board resolved to issue an additional grant of RSUs valued at .75 times $200,000 to existing directors eligible for compensation at the time of the Company’s 2025 annual shareholders meeting, vesting over three years.
All of our directors will also continue to be reimbursed for their reasonable out-of-pocket expenses related to their Board service.
The following table presents the total compensation for each person who served as a member of our Board during 2024. Messrs. Lee, Davis, Hooper, Mackesy and Young are affiliated with Principal Equity Owners and did not receive any compensation for their service on the Board.

Name	Fees Earned or Paid in Cash(1) ($)	Option Awards(2)(3) ($)	Stock Awards(3)(4) ($)	Total ($)
Jacques Aigrain	50,000	—	207,713	257,713
Kathleen A. Corbet	156,000	—	207,713	363,713
Lisa Jones	146,000	—	207,713	353,713
Jaswinder Pal Singh	40,000	—	207,713	247,713
Eric Lee	—	—	—	—
Cary Davis	—	—	—	—
Anthony J. DeNicola	—	—	—	—
Christopher Hooper	—	—	—	—
Andrew Young	—	—	—	—
D. Scott Mackesy	—	—	—	—
(1)Amounts in this column reflect the cash compensation earned by directors in 2024. For Kathleen A. Corbet and Lisa Jones, these amounts reflect $96,000, at a rate of $3,000 per meeting, paid to them in connection with service on a Special Committee in relation to the Company’s TRA Buyout.
(2)We did not grant any stock options to our directors in 2024.
(3)The aggregate number of options outstanding and aggregate number of stock awards outstanding held by our non-employee directors as of December 31, 2024, are set forth in the table below.

Name	Number of Option Awards Outstanding	Number of Stock Awards Outstanding
Jacques Aigrain	69,800	10,334
Kathleen A. Corbet	70,960	10,334
Lisa Jones	—	10,334
Jaswinder Pal Singh	—	10,334
(4)Amounts reported in this column reflect the aggregate grant date fair value of RSUs made to our directors in 2024, computed in accordance with FASB ASC Topic 718 (excluding the effect of estimated forfeitures).
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, or in the past fiscal year has served, as a member of the Board or compensation committee of any entity that has one or more executive officers serving on our Board or the Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding the beneficial ownership of our Class A common stock and Class D common stock as of February 21, 2025 with respect to:
▪each person known by us to beneficially own 5% of any class of our outstanding shares;
▪each member of and nominee to our Board and each named executive officer; and
▪the members of our Board and our executive officers as a group.
The percentage of beneficial ownership of shares of our Class A common stock, Class B common stock, Class C common stock and Class D common stock is based on 216,231,925 shares of Class A common stock, 22,243,668 shares of Class D common stock and 247,643,358 LLC Interests (together with the corresponding shares of Class B common stock or Class C common stock, as the case may be), in each case outstanding as of February 21, 2025. The shares of Class B common stock have no economic rights, but each share entitles the holder to one vote on all matters on which stockholders of the Company are entitled to vote generally. The shares of Class C common stock have no economic rights, but each share entitles the holder to ten votes on all matters on which stockholders of the Company are entitled to vote generally (dropping to one vote upon the automatic conversion of the shares of Class C common stock to Class B common stock upon the earlier of Welsh Carson owning less than 5% of the common stock or seven years from the IPO). The shares of Class D common stock have the same economic rights as shares of Class A common stock, but each share entitles the holder to ten votes on all matters on which stockholders of the Company are entitled to vote generally (dropping to one vote upon the automatic conversion of the shares of Class D common stock to Class A common stock upon the earlier of Welsh Carson owning less than 5% of the common stock or seven years from the IPO).
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

Named of Beneficial Owner	Class A of Common Stock Beneficially Owned(1)(2)	Class D of Common Stock Beneficially Owned(1)(3)	Combined Voting Power(4)
5% Stockholders
Entities affiliated with Welsh Carson(5)	—	18,958,356	33.6%
Entities affiliated with Permira(6)	—	7,983,533	14.2%
Entities affiliated with Warburg Pincus(7)	—	6,088,609	10.8%
The Vanguard Group(8)	18,423,753	—	*
Wasatch Advisors, Inc.(9)	12,416,206	—	*
Blackrock Fund Advisors(10)	12,303,342	—	*
Kayne Anderson Rudnick Investment Management LLC(11)	11,037,860	—	*
William Blair Investment Management LLC(12)	9,411,306	—	*
Named Executive Officers, Directors and Director Nominees:
Sandeep Sahai(13)	4,314,818	—	*
Jim Cox(14)	1,514,187	—	*
Souvik Das(15)	595,921	—	*
Scott Erickson(16)	965,885	—	*
Subi Sethi(17)	402,911	—	*
Eric Lee(18)	311,320	220,137	*
Jacques Aigrain(19)	70,332	—	*
Kathleen A. Corbet(20)	91,738	—	*
Cary Davis	—	—	—%
Christopher Hooper(21)	117,703	111,602	*
Lisa Jones	18,731	—	*
D. Scott Mackesy(22)	305,121	240,129	*
Jaswinder Pal Singh	23,241	—	*
Andrew Young	—	—	—%
All executive officers and directors as a group (14 individuals)	8,731,908	571,868	*

* Represents less than 1.0% of outstanding shares or voting power, as applicable.
(1)Each holder of Class C common stock and Class D common stock is entitled to ten votes per share and each holder of Class A common stock and Class B common stock is entitled to one vote per share on all matters submitted to our stockholders for a vote. Our Class B common stock and Class C common stock do not have any of the economic rights (including rights to dividends and distributions upon liquidation) associated with our Class A common stock and Class D common stock.
(2)The numbers of shares of Class A common stock beneficially owned and percentages of beneficial ownership set forth in the table assume that all LLC Interests (together with the corresponding shares of Class B common stock) held by such Other Continuing Equity Owners have been exchanged for shares of Class A common stock.
(3)The numbers of shares of Class D common stock beneficially owned and percentages of beneficial ownership set forth in the table assume that all LLC Interests (together with the corresponding shares of Class C common stock) held by all Principal Equity Owners have been exchanged for shares of Class D common stock.

(4)Percentage of voting power represents voting power with respect to all shares of our Class A common stock, Class B common stock, Class C common stock and Class D common stock voting together as a single class (subject to class-specific weightings) and as calculated on a fully diluted basis.
(5)Includes 10,121,624 shares of Class C common stock directly held by WCAS XIII Carbon Analytics Acquisition, L.P., 665,206 shares of Class C common stock directly held by WCAS GP CW LLC, and 8,171,526 shares of Class D common stock directly held by WCAS XIII Carbon Investors, L.P.(together, the “WCAS Entities”). The general partner of WCAS XII Associates Cayman, L.P. is WCAS XII Associates LLC. The general partner of WCAS XIII Carbon Analytics Acquisition, L.P. and the managing member of WCAS GP CW LLC is WCAS XIII Associates LLC. Investment and voting decisions with respect to the shares held by the WCAS Entities are made by a committee comprised of three or more individuals and all members of such committee disclaim beneficial ownership of the shares. The address of the foregoing persons is c/o Welsh, Carson, Anderson & Stowe, 599 Lexington Avenue, 18th Floor, New York, New York 10022. The foregoing information is based solely on a Schedule 13G filed by the WCAS Entities,WCAS XII Associates LLC and WCAS XII Associates Cayman, L.P. with the SEC on February 14, 2025.
(6)Includes 7,983,533 shares of Class D common stock held by Galibier Purchaser, LLC. Galibier Holdings, LP is the sole member of Galibier Purchaser, LLC. Galibier Holdings GP, LLC, is the general partner of Galibier Holdings, LP. Gali SCSp is the sole member of Galibier Holdings GP, LLC. Permira VII GP S.a r.l. is the general Partner of Gali SCSp. The address for each of Galibier Purchaser, LLC; Galibier Holdings, LP; and Galibier Holdings GP, LLC is 320 Park Avenue, 28th Floor, New York, New York 10022, USA. The address for each of Gali SCSp and Permira VII GP S.a r.l. is 488, route de Longwy, Luxembourg. The foregoing information is based solely on a Schedule 13G filed by the foregoing entities with the SEC on February 13, 2025.
(7)Includes 6,088,609 shares of Class D common stock held by WP CA Holdco, L.P. (“WP Holdco”). The general partner of WP Holdco is WP CA Holdco GP, LLC (“WP Holdco GP”). The managing members of WP Holdco GP are Warburg Pincus (Callisto) Global Growth (Cayman), L.P. (“WP Callisto”) and Warburg Pincus Financial Sector (Cayman), L.P. (“WP FS” and together with WP Callisto, the “Holdco GP Managers”). Warburg Pincus LLC (“WP LLC”) is the manager of the Holdco GP Managers. Warburg Pincus (Cayman) Global Growth GP, L.P. (“WP GG Cayman GP”) is the general partner of WP Callisto. Warburg Pincus (Cayman) Financial Sector GP, L.P. (“WP FS Cayman GP”) is the general partner of WP FS. Warburg Pincus (Cayman) Global Growth GP LLC (“WP GG Cayman GP LLC”) is the general partner of WP GG Cayman GP. Warburg Pincus (Cayman) Financial Sector GP LLC (“WP FS Cayman GP LLC”) is the general partner of WP FS Cayman GP. Warburg Pincus Partners II (Cayman), L.P. (“WPP II Cayman”) is the managing member of each of WP GG Cayman GP LLC and WP FS Cayman GP LLC. Warburg Pincus Partners II Holdings (Cayman), L.P. (“WPP II Holdings Cayman”) is a limited partner of WPP II Cayman. WPP II Administrative (Cayman), LLC (“WPP II Administrative”) is the general partner of WPP II Holdings Cayman. Warburg Pincus (Bermuda) Private Equity GP Ltd. is the general partner of WPP II Cayman and the managing member of WPP II Administrative. Investment and voting decisions with respect to the issuer’s shares held by WP Holdco are made by a committee comprised of three or more individuals and all members of such committee disclaim beneficial ownership of the Issuer’s shares. The address of the foregoing persons is c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017. The foregoing information is based solely on a Schedule 13G filed by Warburg Pincus LLC with the SEC on November 14, 2024.
(8)Represents shares beneficially owned by The Vanguard Group, 100 Vanguard Blvd., Malvern, PA 19355. The foregoing information is based solely on a Schedule 13G filed by The Vanguard Group with the SEC on November 12, 2024.
(9)Represents shares beneficially owned by Wasatch Advisors, Inc., 505 Wakara Way, Salt Lake City, UT 84108. The foregoing information is based solely on a Schedule 13G filed by Wasatch Advisors, Inc. with the SEC on February 11, 2025.
(10)Represents shares beneficially owned by BlackRock, Inc., 50 Hudson Yards New York, NY 10001. The foregoing information is based solely on a Schedule 13G filed by BlackRock, Inc. with the SEC on November 8, 2024.
(11)Represents shares beneficially owned by Kayne Anderson Rudnick Investment Management LLC, 2000 Avenue of the Stars, Suite 1110, Los Angeles, CA 90067. The foregoing information is based solely on a Schedule 13G filed by Kayne Anderson Rudnick Investment Management LLC with the SEC on February 13, 2025.

(12)Represents shares beneficially owned by William Blair Investment Management LLC, 150 North Riverside Plaza, Chicago, IL 60606. The foregoing information is based solely on a Schedule 13G filed by William Blair Investment Management LLC with the SEC on February 12, 2025.
(13)Includes options to purchase 3,444,481 shares of Class A common stock that are exercisable within 60 days of February 21, 2025, and 12,539 RSUs that will vest within 60 days of February 21, 2025, in each case gross of shares to be withheld for taxes.
(14)Includes options to purchase 1,147,560 shares of Class A common stock that are exercisable within 60 days of February 21, 2025 and 3,125 RSUs that will vest within 60 days of February 21, 2025, in each case gross of shares to be withheld for taxes.
(15)Includes options to purchase 458,333 shares of Class A common stock that are exercisable within 60 days of February 21, 2025, gross of shares to be withheld for taxes, and 4,688 RSUs that will vest within 60 days of February 21, 2025, in each case gross of shares to be withheld for taxes.
(16)Includes options to purchase 838,136 shares of Class A common stock that are exercisable within 60 days of February 21, 2025, gross of shares to be withheld for taxes, and 3,125 RSUs that will vest within 60 days of February 21, 2025, in each case gross of shares to be withheld for taxes.
(17)Includes options to purchase 193,162 shares of Class A common stock that are exercisable within 60 days of February 21, 2025, gross of shares to be withheld for taxes, and 7,813 RSUs that will vest within 60 days of February 21, 2025, in each case gross of shares to be withheld for taxes.
(18)Consists of (i) 235,849 shares of Class A common stock and 166,771 shares of Class C common Stock held directly by Eric Lee; and (ii) 75,471 shares of Class A common stock and 53,366 shares of Class C common stock held by Eric J Lee 2014 Irrevocable Trust.
(19)Includes options to purchase 57,704 shares of Class A common stock that are exercisable within 60 days of February 21, 2025, gross of shares to be withheld for taxes.
(20)Includes options to purchase 58,864 shares of Class A common stock that are exercisable within 60 days of February 21, 2025, gross of shares to be withheld for taxes.
(21)Consists of 117,703 shares of Class A common stock and 111,602 shares of Class C common stock held by The Hooper Family Trust.
(22)Consists of (i) 197,092 shares of Class A common stock and 159,063 shares of Class C common stock held directly by D Scott Mackesy; and (ii) 108,029 shares of Class A common stock and 81,066 shares of Class C common stock held by The D Scott Mackesy 2014 Irrevocable Descendants Trust.

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

Services Agreements with Entities Affiliated with the Principal Equity Owners
We have received professional, consulting and advisory services from WCAS XIII Carbon Analytics Acquisition, L.P. and WCAS Management Corporation, each of which are affiliates of Welsh Carson, and from Warburg Pincus LLC, and from Permira. In the years ended December 31, 2024 and 2023, CWAN Holdings recognized management fees to such affiliates of Welsh Carson, Warburg Pincus LLC, and Permira of approximately $2.0 million and $2.6 million, respectively. During January 2021, CWAN Holdings made payments in relation to management fees of $6 million to Welsh Carson and $1.8 million to each of Warburg Pincus and Permira. These prepaid management fees relate to the four-year period subsequent to the completion of the Recapitalization in November 2020 and are being amortized and recognized as expense over four years. The services agreements pursuant to which such fees have been paid terminated in accordance with their terms upon consummation of our IPO, and no such services will be provided afterward.

LLC Agreement
In connection with the Transactions, Clearwater and the Continuing Equity Owners entered into the LLC Agreement.
As a result of the Transactions, including the entry into the LLC Agreement, we hold LLC Interests in CWAN Holdings and are the sole managing member of CWAN Holdings. Accordingly, we operate and control all of the business and affairs of CWAN Holdings and, through CWAN Holdings and its direct and indirect subsidiaries, conduct our business.
As the sole managing member of CWAN Holdings , Clearwater has the right to determine when distributions will be made to the holders of LLC Interests and the amount of any such distributions (subject to the requirements with respect to the tax distributions described below). If Clearwater authorizes a distribution, such distribution will be made to the holders of LLC Interests, including Clearwater, pro rata in accordance with their respective ownership of CWAN Holdings.
Upon the consummation of the Transactions, Clearwater became a holding company and its principal asset is a controlling equity interest in CWAN Holdings. As such, Clearwater has no independent means of generating revenue. CWAN Holdings is treated as a partnership for U.S. federal income tax purposes and, as such, is generally not be subject to U.S. federal income tax. Instead, taxable income is allocated to holders of LLC Interests, including Clearwater. Accordingly, Clearwater incurs income taxes on its allocable share of any net taxable income of CWAN Holdings and also may incur expenses related to its operations. The LLC Agreement requires “tax distributions,” as that term is defined in the LLC Agreement, to be made by CWAN Holdings to its “members,” as that term is defined in the LLC Agreement, unless certain exceptions apply. Tax distributions generally are made quarterly to each member of CWAN Holdings including us, on a pro rata basis among the holders of LLC Interests based on CWAN Holdings’s net taxable income and without regard to any applicable basis adjustment under Section 743(b) of the Code, which means that the amount of tax distributions are determined based on the holder of LLC Interests who is allocated the largest amount of taxable income on a per LLC Interest basis and at a tax rate that is determined by us, but is made pro rata based on ownership of LLC Interests. Thus, CWAN Holdings will be required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes that it would have paid if it were taxed on its net income at the tax rate applicable to a similarly situated corporate taxpayer. The tax rate used to determine tax distributions applies regardless of the actual final tax liability of any such member. Tax distributions are also made only to the extent all distributions from CWAN Holdings for the relevant period were otherwise insufficient to enable each member to cover its tax liabilities as calculated in the manner described above. Clearwater causes CWAN Holdings to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow Clearwater to pay its taxes and operating expenses, including distributions to fund any ordinary course payments due under the Tax Receivable Agreement described below.
The LLC Agreement generally does not permit transfers of LLC Interests by Continuing Equity Owners, except for transfers to Permitted Transferees, transfers pursuant to the redemption right described below and transfers approved in writing by us, as sole managing manager, and other limited exceptions. Permitted Transferees include (a) with respect to any Principal Equity Owner, any of such Principal Equity Owner’s affiliates and (b) with respect to any Other Continuing Equity Owners, any such Other Continuing Equity Owner’s affiliates or, in the case of individuals, members of their immediate family. In the event of a permitted transfer, such Continuing Equity Owner will be required to simultaneously transfer shares of Class B common stock or Class C common stock (as the case may be) to such transferee equal to the number of LLC Interests that were transferred. The LLC Agreement also provides that, as a general matter, a Continuing Equity Owner will not have the right to transfer LLC Interests if Clearwater determines that such transfer would be prohibited by law or regulation, would violate other agreements with Clearwater to which such Principal Equity Owner or Continuing Equity Owner, as applicable, may be subject or would cause or increase the possibility for CWAN Holdings to be treated as a “publicly traded partnership” taxable as a corporation for U.S. federal income tax purposes, as further described in the LLC Agreement.
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
The Continuing Equity Owners may from time to time (subject to the terms of the LLC Agreement) exercise a right to require redemption of LLC Interests in exchange for cash or, at our election, shares of our Class A or Class D common stock (as the case may be) on a one-for-one basis. We may alternatively acquire such LLC Interests for cash in connection with any exercise of such right. We intend to treat such acquisitions of LLC Interests as direct purchases of LLC Interests from the Continuing Equity Owners for U.S. federal income and other applicable tax purposes. CWAN Holdings (and each of its subsidiaries classified as a partnership for U.S. federal income tax purposes) intends to have in place an election under Section 754 of the Code effective for each taxable year in which an exchange of LLC Interests for Class A common stock or Class D common stock (as the case may be) or cash occurs. As a result, an exchange of LLC Interests is expected to result in (1) an increase in our proportionate share of the existing tax basis of the assets of CWAN Holdings and its flow- through subsidiaries and (2) an adjustment in the tax basis of the assets of CWAN Holdings and its flow- through subsidiaries reflected in that proportionate share.
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
As a holder exchanges LLC Interests and Class B common stock or Class C common stock for shares of Class A common stock or Class D common stock, respectively, or a redemption transaction is effected, the number of LLC Interests held by Clearwater is correspondingly increased as it acquires the exchanged LLC Interests or funds the redemption transaction, and a corresponding number of shares of Class B common stock or Class C common stock are canceled.
The LLC Agreement also requires that CWAN Holdings take actions with respect to its LLC Interests, including issuances, reclassifications, distributions, divisions, or recapitalizations, such that (i) we at all times maintain a ratio of one LLC Interest owned by us, directly or indirectly, for each share of Class A common stock or Class D common stock issued by us, and (ii) CWAN Holdings at all times maintains (a) a one-to-one ratio between the number of shares of Class A common stock or Class D common stock issued by us and the number of LLC Interests owned by us and (b) a one-to-one ratio between the number of shares of Class B common stock and/or Class C common stock owned by the Continuing Equity Owners and the number of LLC Interests owned by the Continuing Equity Owners. As such, in certain circumstances we, as their sole managing member, have the authority to take all actions such that, after giving effect to all issuances, transfers, deliveries, or repurchases, the number of outstanding LLC Interests we own equals, on a one-to-one basis, the number of outstanding shares of Class A common stock and Class D common stock.
This summary does not purport to be complete and is qualified in its entirety by the provisions of our form of LLC Agreement, a copy of which was filed as Exhibit 10.6 to the Original Form 10-K.

Tax Receivable Agreement and TRA Amendment
In connection with the IPO and related transactions, we entered into a TRA with the Continuing Equity Owners and the Blocker Shareholders that, prior to the TRA Amendment, provided for the payment by us of 85% of certain tax benefits that we realized, or in some cases were deemed to realize, as a result of Tax Attributes, as defined in the Tax Receivable Agreement.
On November 4, 2024, the Company entered into the TRA Amendment, which amended the TRA to provide for one-time settlement payments in a gross amount of approximately $72.5 million, inclusive of approximately $69.2 million to be paid to the TRA Parties (net of the TRA Bonus Payments) and approximately $3.3 million TRA Bonus Payments to be paid to certain executive officers of the Company (collectively, the “TRA Settlement Payments”), plus approximately $6.5 million in third-party expenses. Upon the payment of the TRA Settlement Payments, the TRA Parties will have no further rights to receive payments (past, current, or future) under the TRA, and the Company will have no further payment obligations (past, current, or future) to the TRA Parties under the TRA. Most of the TRA Settlement Payments were made in December 2024. The remaining TRA Settlement Payments are expected to be made in the first quarter of 2025. Refer to Note 17 “Tax Receivable Agreement Liability” to the consolidated financial statements included in Part II, Item 8 of the Original Form 10-K.

Registration Rights Agreement
In connection with our IPO, we entered into a second amended and restated registration rights agreement, or the “Registration Rights Agreement,” with certain of the Continuing Equity Owners, including certain members of our management. Subject to certain conditions, the Registration Rights Agreement provides certain of the Continuing Equity Owners with “long-form” demand registrations and “short-form” demand registration rights, as well as shelf registration rights. The Registration Rights Agreement also provides certain of the Continuing Equity Owners with customary “piggyback” registration rights. The Registration Rights Agreement contains provisions that require the parties thereto to coordinate with one another with respect to sales of our common stock and contains certain limitations on the ability of certain of the Continuing Equity Owners and certain members of our management party to the Registration Rights Agreement to offer, sell or otherwise dispose of shares of our common stock. The Registration Rights Agreement provides that we will pay certain expenses of these holders relating to such registrations and indemnify them against certain liabilities which may arise under the Securities Act. This summary does not purport to be complete and is qualified in its entirety by the provisions of our form of Registration Rights Agreement, a copy of which was filed as Exhibit 10.2 to the Original Form 10-K.

Stockholders’ Agreement
In connection with the IPO, we entered into the Stockholders’ Agreement with the Principal Equity Owners (and their respective permitted transferees thereunder party thereto from time to time). Pursuant to the Stockholders’ Agreement, for so long as the Company is a “controlled company” under the NYSE standards, the Board will be comprised of no more than ten directors, and (i) Welsh Carson will have the right to designate five nominees for election to our Board, of which one must be an “independent director,” as defined under the rules of NYSE and qualify as an independent director for purposes of Rule 10A-3 under the Exchange Act and NYSE rules requiring us to have one independent Audit Committee member upon the listing of our Class A common stock (an “Audit Committee Independent Director”), (ii) Permira will have the right to designate one nominee so long it owns at least 33.3% of the shares of our common stock that it holds immediately following the consummation of this offering (the “Closing Shares”), (iii) Warburg Pincus will have the right to designate one nominee so long as it owns at least 33.3% of its Closing Shares, (iv) Permira and Warburg Pincus will each have the right to designate (by mutual agreement for so long as both have such right and if only one of Warburg Pincus or Permira have such right, the one that has such right) one nominee who would qualify as an Audit Committee Independent Director so long as each owns at least 50% of its Closing Shares, (v) Welsh Carson, Permira and Warburg Pincus will each have the right to designate (by mutual agreement so long as more than one stockholder has such right and if only one of Welsh Carson, Warburg Pincus or Permira have such right, the one that has such right) one nominee who would qualify as an Audit Committee Independent Director so long as, in the case of Permira and Warburg Pincus, it owns at least 33.3% of its Closing Shares and (vi) the Chief Executive Officer of the Company must be nominated as a director.
For so long as the Company is not a “controlled company” under the NYSE standards, pursuant to the Stockholders’ Agreement, the Board would be comprised of no more than eleven directors, and (i) Welsh Carson will have the right to designate two nominees so long as it owns at least 5% of the outstanding shares of our common stock, (ii) Permira will have the right to designate one nominee so long as it owns at least the greater of 33.3% of its Closing Shares and 5% of the outstanding shares of our common stock, (iii) Warburg Pincus will have the right to designate one nominee so long as it owns at least the greater of 33.3% of its Closing Shares and 5% of the outstanding shares of our common stock and (iv) the Chief Executive Officer of the Company must be nominated as a director. Due to reductions in the shares held by Welsh Carson, Warburg Pincus and Permira, we are no longer a “controlled company”. As of the date of this report, Welsh Carson continues to have the right to designate two director nominees and neither Warburg Pincus nor Permira have rights to designate director nominees to our Board.
The Stockholders’ Agreement also provides that (i) so long as Permira beneficially owns at least 50% of its Closing Shares and is otherwise entitled to designate at least one nominee under the Stockholders’ Agreement, one Permira director nominee will be entitled to be on all committees and Permira will be entitled to appoint up to two non-voting observers at Board meetings; (ii) so long as Warburg Pincus beneficially owns at least 50% of its Closing Shares and is otherwise entitled to designate at least one nominee under the Stockholders’ Agreement, one Warburg Pincus director nominee will be entitled to be on all committees and Warburg Pincus will be entitled to appoint up to two non-voting observers at Board meetings; and (iii) the Welsh Carson director nominees will be entitled to be on all committees and, so long as Welsh Carson is otherwise entitled to designate at least one nominee under the Stockholders’ Agreement, Welsh Carson will be entitled to appoint up to two non-voting observers at Board meetings. The committee designation rights are subject to exceptions with respect to any such committee whose function relates solely to arrangements with the relevant Principal Equity Owner and to the extent that such membership would violate applicable securities laws or the NYSE standards. Due to reductions in the shares held by Warburg Pincus and Permira, as of the date of this report, neither Warburg Pincus nor Permira have committee designation rights.
No board member designated in connection with the Stockholders’ Agreement will be required to immediately tender his or her resignation upon the loss of rights by any Principal Equity Owner responsible for his or her designation, and each such director may continue to serve until the end of his or her then current term.

The board member designation rights pursuant to the Stockholders’ Agreement will have the effect of making it more difficult for stockholders to change the composition of our Board.
Under the Stockholders’ Agreement, prior to the Trigger Event, directors nominated by a Principal Equity Owner and serving as a director shall not be removed by the other Principal Equity Owners without cause.
Under the Stockholders’ Agreement, we have agreed, subject to certain exceptions, to indemnify the Principal Equity Owners, and various affiliated persons and indirect equity holders of the Principal Equity Owners from certain losses arising out of any threatened or actual litigation by reason of the fact that the indemnified person is or was a holder of our common stock or, prior to the completion of the Transactions, of equity interests in CWAN Holdings.
This summary does not purport to be complete and is qualified in its entirety by the provisions of our form of Stockholders’ Agreement, a copy of which was filed as Exhibit 10.3 to the Original Form 10-K.

Limitation of Liability and Indemnification of Officers and Directors
Our certificate of incorporation and bylaws provide that we shall indemnify each of our directors and officers to the fullest extent permitted by Delaware General Corporate Law. We have also entered into customary indemnification agreements with each of our executive officers and directors that provide them with customary indemnification in connection with their service to us or on our behalf.

Director Independence
Our Board has an effective mix of independent directors and non-independent directors. Our Board previously affirmatively declared that the following six directors were independent under the current rules and regulations of the NYSE while each served on our Board during the fiscal year ended December 31, 2024: Mr. Aigrain, Ms. Corbet, Mr. Davis, Ms. Jones, Dr. Singh, and Mr. Young. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, which requires that the Audit Committee consist exclusively of independent directors for purposes of Rule 10A-3. Our Board has previously affirmatively determined that each of the following directors was an independent director for purposes of Rule 10A-3 while each served on the Audit Committee during the fiscal year ended December 31, 2024: Mr. Aigrain, Ms. Corbet, and Ms. Jones.
Item 14. Principal Accounting Fees and Services.
The following table summarizes the aggregate fees for professional audit services and other services rendered by KPMG LLP for the years ended December 31, 2024 and 2023:

	2024	2023
Audit fees(1)	2,002,000	2,235,000
Audit-related fees(2)	624,000	542,000
Tax fees(3)	503,000	566,000
All other fees	—	—
Total	3,129,000	3,343,000
(1)Audit fees include fees for our annual integrated audit and quarterly review procedures and fees related to services for other regulatory filings.
(2)Audit-related fees include fees for attestation services.
(3)Tax fees include fees primarily for tax compliance services.
All of the services shown in the table above were pre-approved by the Audit Committee. In considering the nature of the services provided by the independent auditor, the Audit Committee determined that such services are compatible with the provision of independent audit services.

Pre-Approval Policy for Services of Independent Registered Public Accounting Firm
Consistent with SEC requirements regarding auditor independence and the Audit Committee’s charter, the Audit Committee has responsibility for engaging, setting compensation for and reviewing the performance of KPMG LLP. In exercising this responsibility, the Audit Committee has established procedures relating to the approval of all audit and non-audit services that are to be performed by KPMG LLP and pre-approves all audit and permitted non-audit services provided by KPMG LLP prior to each engagement.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

2.1	Agreement and Plan of Merger, dated as of January 10, 2025, by and among Clearwater Analytics Holdings, Inc., Enfusion, Inc., Enfusion Ltd LLC, Poseidon Merger Sub I, Inc. and Poseidon Merger Sub II, LLC	8-K filed January 13, 2025	001-40838	2.1
3.1	Amended and Restated Certificate of Incorporation of Clearwater Analytics Holdings, Inc., dated September 27, 2021	8-K filed September 28, 2021	001-40838	3.1
3.2	Amended and Restated Bylaws of Clearwater Analytics Holdings, Inc., dated September 27, 2021	8-K filed September 28, 2021	001-40838	3.2
4.1	Description of Clearwater Analytics Holdings, Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K filed February 28, 2024	001-40838	4.1
10.1#	Advisory Services Agreement between Clearwater Analytics Holdings, Inc. and Joseph Kochansky, dated November 29, 2022	10-K filed March 3, 2023	001-40838	10.1
10.2	Registration Rights Agreement, dated September 28, 2021, by and among Clearwater Analytics Holdings, Inc. and certain holders identified therein	8-K filed September 28, 2021	001-40838	10.1
10.3	Stockholders Agreement, dated as of September 28, 2021, by and among Clearwater Analytics Holdings, Inc. and the Principal Equity Owners	8-K filed September 28, 2021	001-40838	10.2
10.4	Tax Receivable Agreement, dated as of September 28, 2021, by and among Clearwater Analytics Holdings, Inc., CWAN Holdings, LLC and the other parties thereto	8-K filed September 28, 2021	001-40838	10.3
10.5	Amendment No. 1 to the Tax Receivable Agreement, dated November 4, 2024, by and among the Company, OpCo and certain affiliates of the Principal Equity Owners	8-K filed November 6, 2024	001-40838	10.1

10.6	Third and Amended Restated Limited Liability Company Agreement of CWAN Holdings, LLC, dated as of September 28, 2021, by and among CWAN Holdings, LLC and the other parties thereto	8-K filed September 28, 2021	001-40838	10.4
10.7	Credit Agreement, dated as of September 28, 2021, by and among Clearwater Analytics, LLC, as borrower, CWAN Acquisition, LLC, as holdings, the lenders party thereto and JPMorgan Chase Bank, N.A, as administrative agent, collateral agent and revolver agent	8-K filed September 28, 2021	001-40838	10.5
10.8	Amendment No.1 of Credit Agreement, dated as of June 22, 2023, by and among Clearwater Analytics, LLC, as borrower, CWAN Acquisition, LLC, as holdings, the lenders party thereto and JPMorgan Chase Bank, N.A, as administrative agent, collateral agent and revolver agent	10-Q filed August 4, 2023	001-40838	10.1
10.9#	Form of Tax Receivable Agreement Bonus Letter	8-K filed September 28, 2021	001-40838	10.6
10.10#	Form of 2021 Employee Stock Purchase Plan	S-1/A filed September 21, 2021	333-259155	10.1
10.11#	Form of Omnibus Incentive Plan	S-1/A filed September 21, 2021	333-259155	10.5
10.12#	Form of Director and Officer Indemnification Agreement	S-1/A filed September 21. 2021	333-259155	10.6
10.13#	Employment Agreement by and between Sandeep Sahai and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.13
10.14#	Employment Agreement by and between James S. Cox Jr. and Clearwater Analytics, LLC. and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.14
10.15#	Employment Agreement by and between Scott Erickson and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.15
10.16	Form of Notice of Amendment to Option Agreement (2017 Equity Incentive Plan)	S-1/A filed September 21, 2021	333-259155	10.19
10.17#	Employment Agreement by and between Souvik Das and Clearwater Analytics, LLC.	10-K filed March 3, 2023	001-40838	10.17
10.18#	Employment Agreement by and between Subi Sethi and Clearwater Analytics, LLC	10-K filed February 29, 2024	001-40838	10.17
19.1	Insider Trading Policy	10-K filed February 26, 2025	001-40838
21.1	Subsidiaries of the Registrant	10-K filed February 26, 2025	001-40838	21.1
23.1	Consent of KPMG LLP	10-K filed February 26, 2025	001-40838	23.10
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K filed February 26, 2025	001-40838	32.10
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K filed February 26, 2025	001-40838	32.20

97	Clawback Policy	10-K filed February 29, 2024	001-40838	97
+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File
__________________________
*Filed herewith.
# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clearwater Analytics Holdings, Inc.

Date: March 7, 2025	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sandeep Sahai	Chief Executive Officer (Principal Executive Officer) and Director	March 7, 2025
Sandeep Sahai

/s/ Jim Cox	Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2025
Jim Cox

/s/ Eric Lee	Director and Chairman of the Board of Directors	March 7, 2025
Eric Lee

/s/ Jacques Aigrain	Director	March 7, 2025
Jacques Aigrain

/s/ Kathleen A. Corbet	Director	March 7, 2025
Kathleen A. Corbet

/s/ Cary Davis	Director	March 7, 2025
Cary Davis

/s/ Lisa Jones	Director	March 7, 2025
Lisa Jones

/s/ Christopher Hooper	Director	March 7, 2025
Christopher Hooper

/s/ D. Scott Mackesy	Director	March 7, 2025
D. Scott Mackesy

/s/ Andrew Young	Director	March 7, 2025
Andrew Young

/s/ Jaswinder Pal Singh	Director	March 7, 2025
Jaswinder Pal Singh