Form 10-Q
period 2025-03-31
Clearwater Analytics Holdings, Inc.
filed 2025-05-02
CIK 1866368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, the number of outstanding shares of the registrant’s common stock was:
254,586,549 shares of Class A common stock.
12,542,110 shares of Class C common stock.
16,155,059 shares of Class D common stock.

i

GLOSSARY
As used in this Quarterly Report on Form 10-Q, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise:
•“Company,” “we,” “us,” “our,” “Clearwater” and similar references refer to Clearwater Analytics Holdings, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including CWAN Holdings (as defined below).
•“2025 Term Loan” and “2025 Revolving Facility” refer to the senior secured term loan B facility and unsecured revolving facility, respectively, which Clearwater Analytics, LLC entered into with JPMorgan Chase Bank, N.A. in connection with the closing of the acquisition of Enfusion.
•“Annual Report” refers to our Annual Report on Form 10-K, for the fiscal year ended December 31, 2024 (File No. 001-40838), as filed with the SEC on February 26, 2025, as amended by amendment No. 1 to the Company’s Annual Repot on Form 10-K filed with the SEC on March 7, 2025.
•“Continuing Equity Owners” refers collectively to direct or indirect holders of LLC Interests and/or our Class B common stock, Class C common stock and/or Class D common stock, including certain of the Principal Equity Owners and certain of our directors and their respective Permitted Transferees who may exchange at each of the irrespective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock or Class C common stock, as the case may be (and such shares shall be immediately canceled)) for newly issued shares of our Class A common stock or our Class D common stock, as the case may be, and additionally holders of shares of our Class D common stock may convert such shares at any time for newly issued shares of our Class A common stock, on a one-for-one basis (in which case their shares of our Class D common stock will be canceled on a one-for-one basis upon any such issuance).
•“CWAN Holdings” refers to CWAN Holdings, LLC.
•“Enfusion” refers to Enfusion, Inc.
•“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
•“IPO” refers to our initial public offering, which closed in September 2021.
•“JUMP” or “JUMP Technology” refers to JUMP Technology SAS and its consolidated subsidiary JUMP Consulting Luxembourg S.a.r.l.
•“LLC Agreement” refers to CWAN Holdings’s Third Amended and Restated Limited Liability Company Agreement.
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
•“NYSE” refers to the New York Stock Exchange.
•“Other Continuing Equity Owners” refers to any Continuing Equity Owners who are not also Principal Equity Owners.
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
•“Principal Equity Owners” refers to Welsh Carson and Permira and their respective affiliates and Permitted Transferees.

•“Prior Credit Agreement” refers to a credit agreement, as amended, which Clearwater Analytics, LLC entered into with JPMorgan Chase Bank, N.A. in connection with the closing of the IPO.
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
•our business relies heavily on cloud-based services and, to some extent, our own computer equipment, electronic delivery systems, networks and telecommunications systems and infrastructure, the Internet and the IT systems of third parties. Any failures or disruptions in any of the foregoing could result in reduced revenues, increased costs and the loss of clients and could harm our business, financial condition, reputation and results of operations;
•our failure to successfully integrate acquisitions could strain our resources. In addition, there are significant risks associated with growth through acquisitions, which may materially adversely affect our business, financial condition or results of operations;
•if our intellectual property and propriety technology are not adequately protected to prevent use or appropriation by our competitors, our business and competitive position would be harmed;
•the Principal Equity Owners continue to have influence over us, including influence over decisions that require the approval of stockholders, which could limit our ability to influence the outcome of matters submitted to stockholders for a vote;
•provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management; and

•other risks described in the section titled “Risk Factors” in our Annual Report and in periodic reports that we file with the Securities and Exchange Commission, and our reports to shareholders. These filings are available at www.sec.gov and on our website.
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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024 included in our Annual Report.
v

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts and per share amounts, unaudited)

	March 31	December 31
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$275,159	$177,350
Short-term investments	7,695	78,139
Accounts receivable, net	111,447	106,151
Prepaid expenses and other current assets	27,762	23,006
Total current assets	422,063	384,646
Property and equipment, net	14,747	14,797
Operating lease right-of-use assets, net	23,124	24,797
Deferred contract costs, non-current	5,985	7,013
Debt issuance costs - line of credit	291	339
Deferred tax assets, net	600,626	602,500
Other non-current assets	2,990	3,340
Intangible assets, net	142,869	30,868
Goodwill	72,627	70,971
Long-term investments	—	30,301
Total assets	$1,285,322	$1,169,572
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,042	$2,934
Accrued expenses and other current liabilities	60,514	55,654
Deferred revenue	9,061	7,329
Notes payable, current portion	2,750	2,750
Operating lease liability, current portion	8,584	8,350
Tax receivable agreement liability	—	35
Total current liabilities	82,951	77,052
Notes payable, less current maturities and unamortized debt issuance costs	42,497	43,164
Operating lease liability, less current portion	15,719	17,655
Other long-term liabilities	1,548	1,470
Total liabilities	142,715	139,341
Stockholders' Equity
Class A common stock, par value $0.001 per share; 1,500,000,000 shares authorized, 226,434,329 shares issued and outstanding as of March 31, 2025, 212,857,580 shares issued and outstanding as of December 31, 2024	226	213
Class B common stock, par value $0.001 per share; 500,000,000 shares authorized, no share issued and outstanding as of March 31, 2025, and December 31, 2024	—	—
Class C common stock, par value $0.001 per share; 500,000,000 shares authorized, 12,542,110 shares issued and outstanding as of March 31, 2025, 12,542,110 shares issued and outstanding as of December 31, 2024	13	13
Class D common stock, par value $0.001 per share; 500,000,000 shares authorized, 16,155,059 shares issued and outstanding as of March 31, 2025, 22,243,668 shares issued and outstanding as of December 31, 2024	16	22
Additional paid-in-capital	827,389	725,174
Accumulated other comprehensive income (loss)	1,978	(1,113)
Retained earnings	286,208	283,946
Total stockholders' equity attributable to Clearwater Analytics Holdings, Inc.	1,115,830	1,008,255
Non-controlling interests	26,777	21,976
Total stockholders' equity	1,142,607	1,030,231
Total liabilities and stockholders' equity	$1,285,322	$1,169,572

The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share amounts and per share amounts, unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$126,864	$102,719
Cost of revenue(1)	33,924	28,178
Gross profit	92,940	74,541
Operating expenses:
Research and development(1)	37,400	37,676
Sales and marketing(1)	19,631	16,311
General and administrative(1)	28,827	20,720
Total operating expenses	85,858	74,707
Income (loss) from operations	7,082	(166)
Interest income, net	(1,694)	(2,060)
Tax receivable agreement expense	—	286
Other (income) expense, net	290	(530)
Income before income taxes	8,486	2,138
Provision for (benefit from) income taxes	1,550	(98)
Net income	6,936	2,236
Less: Net income attributable to non-controlling interests	426	338
Net income attributable to Clearwater Analytics Holdings, Inc.	$6,510	$1,898

Net income per share attributable to Class A and Class D common stockholders stock:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

Weighted average shares of Class A and Class D common stock outstanding:
Basic	237,324,564	213,259,463
Diluted	246,212,517	255,458,196

(1)Amounts include equity-based compensation as follows:

Cost of revenue	$3,464	$3,146
Operating expenses:
Research and development	8,698	8,911
Sales and marketing	4,009	3,821
General and administrative	7,541	8,347
Total equity-based compensation expense	$23,712	$24,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income
(In thousands, unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$6,936	$2,236
Other comprehensive income, net of taxes:
Foreign currency translation adjustment	3,402	(1,764)
Unrealized loss on available-for-sale investments	(148)	(66)
Comprehensive income	$10,190	$406
Less: Comprehensive income attributable to non-controlling interests	589	103
Comprehensive income attributable to Clearwater Analytics Holdings, Inc.	$9,601	$303
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity
(In thousands, except share amounts, unaudited)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2024	212,857,580	$213	—	$—	12,542,110	$13	22,243,668	$22	$725,174	$(1,113)	$283,946	$21,976	$1,030,231
Issuance of common stock	3,833,333	4	—	—	—	—	—	—	102,729	—	—	—	102,733
Exercise of options to purchase common stock	688,230	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units released	3,999,389	4	—	—	—	—	—	—	—	—	—	—	4
Shares withheld for net share settlement and other	(1,032,812)	(1)	—	—	—	—	—	—	(23,177)	—	—	(1,224)	(24,402)
Equity-based compensation	—	—	—	—	—	—	—	—	22,663	—	—	1,194	23,857
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	3,231	—	171	3,402
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(140)	—	(8)	(148)
Net income	—	—	—	—	—	—	—	—	—	—	6,510	426	6,936
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Effect of LLC unit / share exchanges	6,088,609	6	—	—	—	—	(6,088,609)	(6)	—	—	—	—	—
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	(4,248)	4,248	—
Balance at March 31, 2025	226,434,329	$226	—	$—	12,542,110	$13	16,155,059	$16	$827,389	$1,978	$286,208	$26,777	$1,142,607

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2023	127,604,185	$128	111,191	$—	32,684,156	$33	82,955,977	$83	$532,507	$2,909	$(181,331)	$55,328	$409,657
Exercise of options to purchase common stock	626,608	—	—	—	—	—	—	—	91	—	—	13	104
Restricted stock units released	3,344,058	3	—	—	—	—	—	—		—	—	—	3
Shares withheld for net share settlement and other	(1,635,604)	(1)	—	—	—	—	—	—	(25,083)	—	—	(3,691)	(28,775)
Equity-based compensation	—	—	—	—	—	—	—	—	21,197	—	—	3,119	24,316
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,537)	—	(227)	(1,764)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(58)	—	(8)	(66)
Net income	—	—	—	—	—	—	—	—	—	—	1,898	338	2,236
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	505	505
Effect of LLC unit / share exchanges	16,250,000	16	—	—	(5,259,868)	(5)	(10,990,132)	(11)	—	—	—	—	—
Allocation of equity to non-controlling interests	—	—	—	—	—	—	—	—	—	—	9,830	(9,830)	—
Balance at March 31, 2024	146,189,247	$146	111,191	$—	27,424,288	$28	71,965,845	$72	528,712	$1,314	$(169,603)	$45,547	$406,217
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$6,936	$2,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,146	2,550
Noncash operating lease cost	2,375	2,232
Equity-based compensation	23,712	24,225
Amortization of deferred contract acquisition costs	1,350	1,217
Amortization of debt issuance costs, included in interest expense	69	69
Deferred tax benefit	1,250	(1,022)
Accretion of discount on investments	(284)	(574)
Realized gain on investments	(112)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(5,296)	(4,676)
Prepaid expenses and other assets	(2,576)	(4,198)
Deferred contract acquisition costs	7	(747)
Accounts payable	(918)	9
Accrued expenses and other liabilities	(5,124)	(9,444)
Tax receivable agreement liability	(35)	(1,840)
Net cash provided by operating activities	24,500	10,037
INVESTING ACTIVITIES
Purchases of property and equipment	(1,468)	(1,438)
Purchase of held to maturity investments	(4,686)	—
Purchases of available-for-sale investments	—	(31,898)
Proceeds from sale of available-for-sale investments	89,479	—
Proceeds from maturities of investments	16,200	21,536
Net cash provided by (used in) investing activities	99,525	(11,800)
FINANCING ACTIVITIES
Proceeds from exercise of options	—	104
Taxes paid related to net share settlement of equity awards	(24,402)	(28,774)
Repayments of borrowings	(688)	(687)
Payment of debt issuance costs	(2,159)	—
Payment of acquisition holdback liability	—	(780)
Payment of tax distributions	—	(8)
Net cash used in financing activities	(27,249)	(30,145)
Effect of exchange rate changes on cash and cash equivalents	1,033	(213)
Change in cash and cash equivalents during the period	97,809	(32,121)
Cash and cash equivalents, beginning of period	177,350	221,765
Cash and cash equivalents, end of period	$275,159	$189,644
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,282	$911
Cash paid for income taxes	$583	$445
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment included in accounts payable and accrued expense	$64	$83
Release of tax distributions payable to Continuing Equity Owners accrued in prior year	$(23)	$(512)
Tax distributions payable to Continuing Equity Owners included in accrued expenses	$29	$2,433
Acquisition of intangible assets paid in common stock	$102,729	$—
Acquisition holdback liability included in accrued expenses and other liabilities	$10,000	$3,905
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Organization and Description of Business
Clearwater Analytics Holdings, Inc. (the “Company” or “Clearwater”) was incorporated as a Delaware corporation on May 18, 2021, as a holding company for the purpose of facilitating the IPO and other related transactions in order to carry on the business of the Company. Prior to the IPO, all business operations were conducted through Carbon Analytics Holdings, LLC, which changed its name to CWAN Holdings, LLC (“CWAN Holdings”) in connection with the IPO. Clearwater provides a SaaS solution for automated investment data aggregation, reconciliation, accounting and reporting services to insurers, investment managers, corporations, institutional investors and government entities. Following the IPO, Clearwater’s principal asset consists of ownership of common units in CWAN Holdings. As the sole managing member of CWAN Holdings, Clearwater operates and controls all the business operations of the Company. Our corporate structure following the IPO is commonly referred to as an “Up-C” structure. The Company does not have material assets, liabilities, revenues or expenses other than its investment in (and the deferred taxes and TRA expenses, if any, associated with) CWAN Holdings, which fully owns CWAN Acquisition LLC and is guarantor of the Company.
The Company headquarters are located in Boise, ID, and we operate in five offices throughout the U.S. and eight offices internationally.
As of March 31, 2025, the Company owns 95.1% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class C common stock own the remaining 4.9% of the interests in CWAN Holdings. The attributes of the Company's classes of common stock are summarized in the following table:

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
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its directly and indirectly wholly-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated through consolidation. The Company consolidated the financial results of CWAN Holdings as a Variable Interest Entity (“VIE”). Clearwater Analytics Holdings, Inc. owns the majority economic interest and has the power to control all the business and affairs of CWAN Holdings.
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
Items subject to estimates and assumptions include the useful lives and recoverability of long-lived assets, the average period of benefit associated with deferred contract costs, sales reserves, the incremental borrowing rate applied in lease accounting, accruals for sales tax liabilities, the fair value and probability of achieving performance conditions of equity awards and business combinations, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgments about the carrying values of assets and liabilities, and measurement of revenues and expenses. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s condensed consolidated financial statements will be affected.
Significant Accounting Policies
The Company's significant accounting policies are discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes during the three months ended March 31, 2025.
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
For Licenses, the Company's remaining performance obligations represent the transaction price allocated to maintenance and support performance obligations that have yet to be satisfied. The following table includes estimated revenue expected to be recognized in the future related to maintenance and support performance obligations that are partially satisfied (in thousands):

	Remainder of 2025	2026	2027	2028	2029 and Thereafter
Revenue expected to be recognized in the future as of March 31, 2025	$1,087	$461	$251	$111	$—
Of the total revenue recognized for the three months ended March 31, 2025, $4.3 million was included in the deferred revenue balance as of December 31, 2024. Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were not material. Contract asset balances classified as current are $1.3 million and $1.8 million as of March 31, 2025 and December 31, 2024, respectively. Contract asset balances classified as non-current are $0.2 million and $0.6 million as of March 31, 2025 and December 31, 2024, respectively.
Revenue by geography as presented in Note 12 “Segment and Geographic Information” is determined based on the billing address of the customer.
Note 4. Cash, Cash Equivalents and Investments
The following tables show the Company’s cash, cash equivalents and investments by significant investment category as of March 31, 2025 and December 31, 2024 in accordance with the fair value hierarchy (in thousands):

	March 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$13,549	$—	$—	$13,549	$13,549	$—	$—
Level 1 (1):
Money market funds	$261,610	$—	$—	$261,610	$261,610	$—	$—
Level 2 (2):
Certificates of deposit	$3,009	$—	$—	$3,009	$—	$3,009	$—
Fixed deposits	$4,686	$—	$—	$4,686	$—	$4,686	$—
Subtotal	$7,695	$—	$—	$7,695	$—	$7,695	$—
Total	$282,854	$—	$—	$282,854	$275,159	$7,695	$—

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$30,431	$—	$—	$30,431	$30,431	$—	$—
Level 1 (1):
Money market funds	$145,671	$—	$—	$145,671	$145,671	$—	$—
Level 2 (2):
Treasury bills	$1,462	$1	$—	$1,463	$—	$1,463	$—
U.S. government bonds	$33,567	$61	$(9)	$33,619	$—	$26,566	$7,053
U.S. agency securities	$6,907	$—	$(3)	$6,904	$—	$—	$6,904
Commercial paper	$10,670	$2	$—	$10,672	$1,248	$9,424	$—
Corporate debt securities	$53,926	$112	$(17)	$54,021	$—	$37,677	$16,344
Certificates of deposit	$3,009	$—	$—	$3,009	$—	$3,009	$—
Subtotal	$109,541	$176	$(29)	$109,688	$1,248	$78,139	$30,301
Total	$285,643	$176	$(29)	$285,790	$177,350	$78,139	$30,301
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
During each of the three months ended March 31, 2025 and year ended December 31, 2024, there were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy.
Note 5. Business Combinations
On April 22, 2024, we completed our acquisition of Wilshire AxiomSM, Wilshire AtlasSM, Wilshire Abacus (“AAA”), and Wilshire iQComposite (“IQComposite” and, together with AAA, the “Wilshire Technology”)), which together comprise the risk and performance analytics solutions businesses of Wilshire Advisors LLC, (“Wilshire”), a leading global financial services firm. We acquired the employee base and all customer contracts associated with the Wilshire Technology. Following the acquisition, the Wilshire Technology is co-branded as Clearwater Wilshire Analytics and enables clients to calculate performance and risk attribution, assist with security-level portfolio construction, access high-quality portfolio models, and identify investment opportunities that maximize returns and mitigate risk. The total purchase consideration for the acquisition of the Wilshire Technology was $40.1 million in cash, paid upon completion of the acquisition. In connection with the acquisition, the Company and Wilshire entered into a Transition Services Agreement pursuant to which Wilshire agreed to perform certain services for a period of time with respect to the Company’s use and operation of the Wilshire Technology, and a Master SaaS Agreement for Wilshire to license back the underlying technology for use in their retained business. We expensed acquisition-related costs in the amount of $1.3 million in general and administrative expenses in the first and second quarters of 2024.
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

Fair Value
Accounts receivable	$412
Prepaid expenses	325
Intangible assets	11,700
Goodwill	28,237
Deferred revenue	(552)
Cash paid for acquisition of business, net of cash acquired	$40,121
Goodwill generated from this business combination is primarily attributable to the assembled workforce, expected post-acquisition synergies from integrating the Wilshire Technology into our platform and the expansion of product offerings to our existing global customer base. The goodwill is deductible for income tax purposes.
The following table presents details of the fair values of identified intangible assets acquired (in thousands, except years):

	Fair Value	Estimated Useful Life
Developed technology - AAA	$9,100	5 years
Developed technology - iQComposite	900	6 years
Client relationships	1,350	11 years
Trademarks	350	3 years
Total	$11,700
The identified intangible assets are measured at fair value as Level 3 in accordance with the fair value hierarchy.
Note 6. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the three months ended March 31, 2025 (in thousands):

Amount
Balance as of December 31, 2024	$70,971
Foreign currency translation adjustments	1,656
Balance as of March 31, 2025	$72,627
Purchased Intangible Assets
On March 31, 2025, the Company completed its previously announced acquisition of Bistro, Blackstone’s proprietary portfolio visualization software platform built for Blackstone’s Credit & Insurance (BXCI) business (the “Bistro Asset Acquisition”). The purchase price for the Bistro Asset Acquisition is $112.7 million, consisting of an aggregate of 3,833,333 shares of Class A common stock, issued at the time of the closing of the Bistro Asset Acquisition, with a fair value of $102.7 million and $10 million to be paid in cash no later than July 1, 2025. The following table presents details of the fair values of identified intangible assets acquired (in thousands, except years):

	Fair Value	Estimated Useful Life
Blackstone Commercial Agreement	$98,078	7 years
Developed Technology - BISTRO	14,655	7 years
Total	$112,733
The following table presents details of our purchased intangible assets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$49,965	$(10,288)	$39,677	5.4
Commercial agreement	98,078	—	98,078	7.0
Client relationships	5,785	(911)	4,874	10.4
Trade name / Trademarks	674	(434)	240	2.0
Total intangible assets	$154,502	$(11,633)	$142,869

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$34,366	$(8,617)	$25,749	4.9
Client relationships	5,619	(769)	4,850	10.7
Trade name / Trademarks	662	(393)	269	2.3
Total intangible assets	$40,647	$(9,779)	$30,868
We recognized amortization expense of $1.5 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively.
Note 7. Supplemental Consolidated Balance Sheet Information
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Billed accounts receivable	$41,972	$46,316
Unbilled accounts receivable	70,023	59,995
Allowance for doubtful accounts and reserves	(548)	(160)
Accounts receivable, net	$111,447	$106,151
The majority of invoices included within the unbilled accounts receivable balance are issued within the first few days of the month directly following the period of service.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Prepaid expenses	$18,371	$12,834
Deferred contract costs, current portion	4,718	5,047
Contract assets	1,288	1,841
Tax receivable	—	687
Other receivable	1,756	1,493
Other current assets	1,629	1,104
Prepaid expense and other current assets	$27,762	$23,006
Property and equipment, net
Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 was $1.6 million and $1.5 million, respectively. Accumulated depreciation and amortization as of March 31, 2025 and December 31, 2024 was $24.6 million and $22.9 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued interest	$8	$550
Accrued bonus	3,398	16,034
Accrued vendor liabilities	17,861	9,725
Accrued benefits and retirement	17,986	15,478
Acquisition holdback liability	10,000	—
Accrued commissions	1,250	3,204
Income tax payable	196	403
Tax distributions payable to Continuing Equity Owners	29	23
Other current liabilities	9,786	10,237
Accrued expenses and other liabilities	$60,514	$55,654
Other Long-term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
Deferred tax liabilities	$687	$1,310
Asset retirement obligation	165	160
Accrued benefits	696	—
Other long-term liabilities	$1,548	$1,470
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
Operating lease cost was $2.4 million for the three months ended March 31, 2025. Variable lease cost and short-term lease costs were immaterial during the three months ended March 31, 2025. Future minimum lease payments at March 31, 2025 under the Company’s non-cancelable leases were as follows (in thousands):

2025 (remaining nine months)	$7,345
2026	9,229
2027	4,946
2028	2,041
2029	2,577
Thereafter	850
Total future minimum lease payments	26,988
Less: Imputed interest	(2,685)
Present value of future minimum lease payments	24,303
Less: Current portion of operating lease liability	(8,584)
Operating lease liabilities - noncurrent	$15,719
The following table presents supplemental information for the Company's non-cancelable operating leases for the three months ended March 31, 2025 and 2024 (in thousands, except for weighted average and percentage data):

	Three Months Ended March 31,
	2025	2024
Weighted average remaining lease term	3.38	3.59
Weighted average discount rate	6.25%	5.73%
Cash paid for amounts included in the measurement of lease liabilities	$2,413	$2,147
Leased assets obtained in exchange for new lease liabilities	$—	$7,175
Note 9. Non-controlling Interest
The Company is the sole managing member of CWAN Holdings, and has the sole voting interest in, and control of the management of, CWAN Holdings. As a result, the Company consolidates the financial results of CWAN Holdings. The non-controlling interest on the Company’s condensed consolidated balance sheet relates to the interests of CWAN Holdings held by the Continuing Equity Owners. The ownership of the LLC interests is summarized as follows:

	March 31, 2025		December 31, 2024
	Shares	Ownership %	Shares	Ownership %
Clearwater Analytics Holdings, Inc. interest in CWAN Holdings	242,589,388	95.1%	235,101,248	94.9%
Continuing Equity Owners' interest in CWAN Holdings	12,542,110	4.9%	12,542,110	5.1%
	255,131,498	100.0%	247,643,358	100.0%

Note 10. Earnings Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net earnings per share of Class A and Class D common stock for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$6,936	$2,236
Less: Net income attributable to non-controlling interests	426	338
Net income attributable to Clearwater Analytics Holdings, Inc. - basic and diluted	$6,510	$1,898
The following tables set forth the computation of basic and diluted net earnings per share of Class A and Class D common stock (in thousands, except share amounts and per share amounts):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Class A	Class D	Class A	Class D
Basic net earnings attributable to Class A and Class D common stockholders
Numerator:
Allocation of net income attributable to Clearwater Analytics Holdings, Inc.	$5,926	$584	$1,182	$716
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	216,028,013	21,296,551	132,839,670	80,419,793
Basic net earnings per share attributable to Class A and Class D common stockholders	$0.03	$0.03	$0.01	$0.01

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Class A	Class D	Class A	Class D
Diluted net earnings attributable to Class A and Class D common stockholders
Numerator:
Undistributed earnings for basic computation	$5,926	$584	$1,182	$716
Reallocation of earnings as a result of potentially dilutive equivalents	35	(20)	211	127
Reallocation of earnings as a result of conversion of Class D common stock to Class A common stock	564	—	843	—
Allocation of undistributed earnings	$6,525	$564	$2,236	$843

Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	216,028,013	21,296,551	132,839,670	80,419,793
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Stock options of Clearwater Analytics Holdings, Inc.	6,082,787	—	9,485,201	—
RSUs of Clearwater Analytics Holdings, Inc.	2,805,166	—	1,122,269	—
ESPP of Clearwater Analytics Holdings, Inc.	—	—	183,134	—
Conversion of Class B stock to Class A stock, and conversion of Class C stock to Class D stock	—	—	111,191	31,296,938
Conversion of Class D common stock to Class A common stock outstanding	21,296,551	—	111,716,731	—
Weighted average number of shares of Class A and Class D common stock outstanding - diluted	246,212,517	21,296,551	255,458,196	111,716,731
Diluted net earnings per share attributable to Class A and Class D common stockholders	$0.03	$0.03	$0.01	$0.01
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
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net earnings per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Conversion of Class C common stock	12,542,110	—
Stock options of Clearwater Analytics Holdings, Inc.	1,042	641,357
RSUs of Clearwater Analytics Holdings, Inc.	36,259	421,141
Total	12,579,411	1,062,498

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
Options
The following table summarizes the stock option activity for the three months ended March 31, 2025 (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2024	9,514,741	$8.42	5.13	$181,714
Exercised	(688,230)	5.90		15,088
Forfeited	(10,468)	13.91
Balance - March 31, 2025	8,816,043	$8.61	4.93	$160,345
Options vested - March 31, 2025	8,676,886	$8.52		$158,633
The aggregate intrinsic value as of March 31, 2025 disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock as of March 31, 2025. As of March 31, 2025, the total unrecognized compensation expense related to unvested options was $0.6 million, which is expected to be recognized over a weighted average period of 0.5 years.
RSUs
The summary of RSU activity for the three months ended March 31, 2025 is as follows (in thousands, except per share data):

	Units Activity	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2024	12,175,710	$19.12	$335,076
Granted	2,511,912	27.71
Released	(3,999,389)	19.08
Cancelled	(164,119)	20.04
Unvested units as of March 31, 2025	10,524,114	$21.16	$282,046
The aggregate intrinsic value disclosed in the above table is based on the closing stock price on the NYSE on March 31, 2025. As of March 31, 2025, there was $178.3 million of unrecognized equity-based compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.3 years.
Employee Stock Purchase Plan
In September 2021, the Board adopted the Clearwater Analytics Holdings, Inc. 2021 Employee Stock Purchase Plan (“ESPP”). As of March 31, 2025, a total of 7,260,919 shares of Class A common stock were available for issuance under the ESPP. The offering periods are scheduled to start on June 1 and December 1 of each year. Eligible employees may purchase the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee's payroll deductions under the ESPP are limited to 10% of the employee's compensation and an employee may not purchase more than $25,000 of stock during any calendar year in which the employee’s option to purchase stock under the ESPP is outstanding at any time.
As of March 31, 2025, total unrecognized equity-based compensation costs related to ESPP were $0.4 million, which is expected to be recognized over the remaining current offering period ending May 31, 2025.
ESPP payroll contributions accrued at March 31, 2025 and December 31, 2024 totaled $2.3 million and $0.5 million, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.
Note 12. Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision group, in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer (“CEO”). The Company’s CEO reviews financial information presented on a consolidated basis and makes decisions and allocates resources based on the Company as a whole. The Company has one business activity as a provider of a solution for investment data aggregation, accounting, analytics, and reporting services. Accordingly, the Company operates as one operating segment, and all required segment financial information is found in the condensed consolidated financial statements.
The CODM uses net income (loss) to allocate operating and capital resources and assesses the Company’s performance by comparing actual results and previously forecasted financial information. The measure of segment assets is reported on the balance sheet as total consolidated assets. The following table presents information on revenue, significant expenses, and net income (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue	$126,864	$102,719
Less:
Employee compensation expense	55,824	49,564
Technology expense	9,647	7,461
Facilities expense	3,796	3,572
Outside services and contractors expense	4,023	3,488
Data costs	3,784	2,770
Provision for (benefit from) income taxes	1,550	(98)
Equity-based compensation expense and related payroll taxes	27,562	28,481
Tax receivable agreement expenses	—	286
Depreciation and amortization expense	3,146	2,550
Interest income, net	(1,694)	(2,060)
Other segment items(1)	12,290	4,469
Consolidated net income	6,936	2,236

(1) Other segment items included in consolidated net income includes legal, travel, marketing, training, recruiting and other overhead expenses.
The following table presents the Company’s revenue disaggregated by geography, based on billing address of the customer (in thousands):

	Three Months Ended March 31,
	2025	2024
United States	$102,937	$83,135
Rest of World	23,927	19,584
Total revenue	$126,864	$102,719
The following table presents the Company’s long-lived assets including property and equipment, net, operating lease right-of-use assets, net, and intangible assets, net, disaggregated by geography (in thousands):

	March 31,	December 31,
	2025	2024
United States	$142,788	$31,826
Rest of World	37,952	38,636
Total long-lived assets, net	$180,740	$70,462
Note 13. Income Taxes

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

The Company is taxed as a corporation and pays corporate federal, state, and local taxes on income allocated to it from CWAN Holdings based on the Company’s economic interest held in CWAN Holdings. While the Company consolidates CWAN Holdings for financial reporting purposes, the Company will not be taxed on the earnings attributed to the non-controlling interests. As a result, the income tax burden on the earnings attributed to the non-controlling interest is not reported by the Company in its condensed consolidated financial statements.

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
The following table provides details of the provision for (benefit from) income taxes:

	Three Months Ended March 31,
	2025	2024
Income before income taxes	$8,486	$2,138
Provision for (benefit from) income taxes	1,550	(98)
Effective tax rate	18.3%	(4.6%)
For the three months ended March 31, 2025, the Company’s effective tax rate was different than the statutory rate primarily because of foreign taxes and non-deductible equity-based compensation, offset by tax credits, windfalls from equity-based compensation deductions, as well as the portion of pretax earnings that are attributable to the non-controlling interest and not taxable to the Company. For the three months ended March 31, 2024, the Company’s effective tax rate was different than the statutory rate primarily because of foreign taxes, non-deductible equity-based compensation, the generation of tax credits and incentives, and the valuation allowance on U.S. deferred tax assets.

Note 14. Tax Receivable Agreement Liability
In connection with the IPO and related transactions, we entered into a TRA that provided for the payment by us of 85% of the amount of any tax benefits that we actually realize, or in some cases are deemed to realize, as a result of (i) increases in our share of the tax basis in the net assets of CWAN Holdings resulting from any redemptions or exchanges of CWAN Holdings units, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest and bonus payments pursuant to the TRA Bonus Agreements (the “TRA Payments”).
On November 4, 2024, the Company entered into the TRA Amendment which amended the TRA to provide for one-time settlement payments in a gross amount of approximately $72.5 million. The settlement payments were made in Q4 of 2024 and Q1 of 2025. The Company has no further payment obligations (past, current, or future) to the TRA Parties under the TRA.
Note 15. Subsequent Events
On April 21, 2025, the Company completed its previously announced acquisition of all outstanding stock of Enfusion, Inc (NYSE: ENFN) (“Enfusion”), a leader in SaaS solutions for the investment management and hedge fund industry. The acquisition date fair value of the consideration transferred for Enfusion was approximately $1.4 billion, comprising of $0.8 billion in cash, approximately 28 million shares of Class A common stock with fair value of $0.6 billion, and a payment of $30 million made in connection with the termination of Enfusion’s tax receivable agreement with Enfusion’s historic equity holders. Additionally, outstanding restricted stock units of Enfusion that were unvested at the time the acquisition was consummated were assumed by the Company and converted into restricted stock awards of the Company.
In connection with the closing of the acquisition of Enfusion, certain subsidiaries of the Company entered into a Credit Agreement, dated as of April 21, 2025 (the “2025 Credit Agreement”), by and among CWAN Acquisition, LLC, a Delaware limited liability company (“Holdings”), Clearwater Analytics, LLC, a Delaware limited liability company (the “Borrower”), the lenders party thereto from time to time (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. Pursuant to the 2025 Credit Agreement, the Lenders have provided to the Borrower initial term loans due 2033 in an aggregate principal amount equal to $800 million (the “2025 Term Loan”) and revolving commitments in an aggregate principal amount of $200 million with a tenure of 5 years, which includes a $20 million letter of credit and $20 million of swingline loans (the “2025 Revolving Facility”). The interest rate applicable to the loans under the 2025 Term Loan is Secured Overnight Financing Rate (“SOFR”) plus 2.25% and 2025 Revolving Facility is SOFR plus 2.00%. This 2025 Credit Agreement replaces the Prior Credit Agreement and the debt balance under the Prior Credit Agreement was repaid contemporaneously.
On April 28, 2025, one of our Principal Equity Owners, Permira, gave notice to exchange all of its 7,983,533 shares of Class D common stock into equal number of shares of Class A common stock. No consideration is expected to be exchanged.
On April 30, 2025, the Company completed its acquisition of all outstanding stock of Beacon, a next-generation leader for cross-asset class modeling and risk analytics for derivatives, private credit and debt, structured products and other alternative assets. The acquisition date fair value of the consideration transferred for Beacon was approximately $550 million, comprising of $350 million in cash and approximately 8 million shares of Class A common stock with fair value of approximately $200 million.
These acquisitions accelerate Clearwater’s vision of creating a unified, real-time portfolio view across all asset types—from public equities and private credit to structured products and alternatives—in a single, cloud-native platform, ultimately building the first comprehensive cloud-native front-to-back solution for the entire investment management industry.
Transaction costs for the acquisitions were $7.3 million and $0.8 million during the three months ended March 31, 2025 and 2024, respectively. These costs mainly consisted of professional fees and administrative costs for closed and pending acquisitions and were expensed as incurred in our condensed consolidated statements of income.

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
We provide investment accounting and reporting, performance measurement, compliance monitoring and risk analytics solutions for asset managers, insurance companies and large corporations. Every day, Clearwater’s powerful platform aggregates and normalizes data on over $8.8 trillion of global invested assets for over 1,400 clients as of December 31, 2024. We bring modern software to an industry that has long been dominated by difficult-to-use, high cost legacy technologies and processes, which often lack data integrity and traceability, and often require significant manual intervention. The strength of our platform is demonstrated by our approximately 80% win rate for new clients over the prior four years in deals that reached the proposal stage, as well as NPS of 60+ and at least 98% gross retention in 24 of the last 25 quarters.
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
Recent Developments
Strategic Acquisitions

We completed our previously announced acquisitions of Beacon on April 30, 2025 and, Enfusion on April 21, 2025, and an asset purchase of Blackstone’s proprietary portfolio visualization software platform, Bistro, on March 31, 2025. These acquisitions aim to accelerate Clearwater’s vision of creating a unified, real-time portfolio view across all asset types—from public equities and private credit to structured products and alternatives—in a single, cloud-native platform, ultimately building the first comprehensive cloud-native front-to-back solution for the entire investment management industry.

For more information, see Note 5 “Business Combinations”, Note 6 “Goodwill and Intangible Assets” and Note 15 “Subsequent Events” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
•Expanding and Retaining Relationships with Existing Clients: Our future growth is dependent upon retaining our existing clients and expanding our relationships with these clients through increases in the amount of their assets on our platform. We have enjoyed consistent gross revenue retention rates of at least 98% in 24 of the past 25 quarters. The consistency in revenue retention creates predictability in our business and enables us to better plan our future investments. Our relationships with our clients expand as these clients add more assets to our platform, with our quarterly net revenue retention rates (as defined below under “—Key Operating Measures”) between 110% and 116% in 2024. Clients may add assets as a result of acquiring new clients themselves or by acquiring new businesses or simply through organic growth, which produces additional assets that they manage using our platform. We believe that our client service model and technology platform are strong contributing factors in our attractive retention rates. As such, we expect to continue to invest in both our operations and research and development functions to maintain and increase our high levels of client satisfaction, which we believe will lead to strong client retention and expansion.
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
On November 4, 2024, the Company entered into the TRA Amendment, which amended the TRA to provide for one-time settlement payments in a gross amount of approximately $72.5 million, inclusive of approximately $69.2 million to be paid to the TRA Parties (net of the TRA Bonus Payments) and approximately $3.3 million TRA Bonus Payments to be paid to certain executive officers of the Company (collectively, the “TRA Settlement Payments”), plus approximately $6.5 million in third-party expenses. Upon the payment of the TRA Settlement Payments, the TRA Parties have no further rights to receive payments (past, current, or future) under the TRA, and the Company will have no further payment obligations (past, current, or future) to the TRA Parties under the TRA. Most of the TRA Settlement Payments were made in December 2024. The remaining TRA Settlement Payments were made in the first quarter of 2025. Refer to Note 14 “Tax Receivable Agreement Liability” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Key Operating Measures
We consider certain operating measures, such as annualized recurring revenue, gross retention rates and net retention rates, in measuring the performance of our business. The following table summarizes these operating measures as of the dates presented:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2025
Annualized recurring revenue (in thousands)	$493,852
Gross revenue retention rate	98%
Net revenue retention rate	114%
2024
Annualized recurring revenue (in thousands)	$402,326	$427,189	$456,941	$474,924
Gross revenue retention rate	99%	99%	99%	98%
Net revenue retention rate	110%	110%	114%	116%
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
Annualized recurring revenue increased 22.7% from March 31, 2024 to March 31, 2025 on account of growth in our client base as we brought new clients onto our platform and also added additional assets onto our platform from existing clients.

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
As of March 31, 2025, the gross revenue retention rate was 98% compared to 99% as of March 31, 2024. The Company has reported a gross revenue retention rate of at least 98% for 24 out of the 25 prior quarters. We believe the consistent and high gross revenue retention rate is a testament to the value proposition that our leading solution offers.
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
As of March 31, 2025, the net revenue retention rate was 114% compared to 110% as of March 31, 2024. Our relationships with our clients expand as these clients add more assets to our platform, with our quarterly net revenue retention rates between 110% and 116% in 2024.
Non-GAAP Financial Measures
We also consider certain non-GAAP financial measures that are not prepared in accordance with US GAAP, such as Adjusted EBITDA and Adjusted EBITDA Margin, in measuring the performance of our business. The non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. However, we believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. These measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations. In addition, undue reliance should not be placed upon non-GAAP or operating information because this information is neither standardized across companies nor subjected to the same control activities and audit procedures that produce our GAAP financial results.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are supplemental performance measures that our management uses to assess our operating performance. We define Adjusted EBITDA as net income plus (i) interest income, net, (ii) depreciation and amortization, (iii) equity-based compensation expense and related payroll taxes, (iv) tax receivable agreement expense, (v) transaction expenses, (vi) provision for (benefit from) income taxes, and (vii) other expense, net. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.

The following tables reconcile net income to Adjusted EBITDA and include amounts expressed as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2025		2024
	(in thousands, except percentages)
Net income	$6,936	5%	$2,236	2%
Adjustments:
Interest income, net	(1,694)	(1%)	(2,060)	(2%)
Depreciation and amortization	3,146	2%	2,550	2%
Equity-based compensation expense and related payroll taxes	27,562	22%	28,481	28%
Tax receivable agreement expense	—	—%	286	0%
Transaction expenses(1)	7,280	6%	802	1%
Provision for (benefit from) income tax expense	1,550	1%	(98)	0%
Other expense, net	290	—%	5	0%
Adjusted EBITDA	45,070	36%	32,202	31%
Revenue	$126,864	100%	$102,719	100%
(1) Transaction expenses primarily consist of professional fees and administrative costs for closed and pending acquisitions.
Results of Operations
The following tables set forth our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$126,864	$102,719
Cost of revenue(1)	33,924	28,178
Gross profit	92,940	74,541
Operating expenses:
Research and development(1)	37,400	37,676
Sales and marketing(1)	19,631	16,311
General and administrative(1)	28,827	20,720
Total operating expenses	85,858	74,707
Income (loss) from operations	7,082	(166)
Interest income, net	(1,694)	(2,060)
Tax receivable agreement expense	—	286
Other (income) expense, net	290	(530)
Income before income taxes	8,486	2,138
Provision for (benefit from) income taxes	1,550	(98)
Net income	6,936	2,236
Less: Net income attributable to non-controlling interests	426	338
Net income attributable to Clearwater Analytics Holdings, Inc.	$6,510	$1,898

(1)Amounts include equity-based compensation as follows:

Cost of revenue	$3,464	$3,146
Operating expenses:
Research and development	8,698	8,911
Sales and marketing	4,009	3,821
General and administrative	7,541	8,347
Total equity-based compensation expense	$23,712	$24,225
The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2025	2024
Revenue	100%	100%
Cost of revenue	27%	27%
Gross profit	73%	73%
Operating expenses:
Research and development	29%	37%
Sales and marketing	15%	16%
General and administrative	23%	20%
Total operating expenses	68%	73%
Income (loss) from operations	6%	0%
Interest income, net	(1%)	(2%)
Tax receivable agreement expense	0%	0%
Other (income) expense, net	0%	(1%)
Income before income taxes	7%	2%
Provision for (benefit from) income taxes	1%	0%
Net income	5%	2%
Comparison of the three months ended March 31, 2025 and 2024 (unaudited)
Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change

Revenue	$126,864	$102,719	$24,145	24%
Revenue increased $24.1 million for the three months ended March 31, 2025 as compared to the corresponding period in 2024. The increase was due to new clients brought onto our platform which resulted in an increase in revenue of $6.9 million, acquired customer base related to the Wilshire Technology acquisition of $2.4 million, as well as changes to our existing clients’ assets on our platform and increasing revenue which is not related to assets on our platform. Average assets on our platform that were billed to new and existing clients increased 13% for the three months ended March 31, 2025 as compared to the corresponding period in 2024. Average basis point rate billed to clients increased by 5.5% for the three months ended March 31, 2025, compared to the corresponding period in 2024.

Cost of Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change

Equity-based compensation	$3,464	$3,146	$318	10%
All other cost of revenue	30,460	25,032	5,428	22%
Total cost of revenue	$33,924	$28,178	$5,746	20%
Percent of revenue	27%	27%
Cost of revenue changed as follows:

Change From 2024 to 2025 QTD
(in thousands)
Increased payroll and related costs	$3,592
Increased data costs	1,008
Increased depreciation and amortization	662
Increased equity-based compensation	318
Other items	166
Total change	$5,746
The increase in cost of revenue for the three months ended March 31, 2025 was primarily due to increased payroll and related costs as a result of headcount growth, increases in merit-based compensation, and changes in our employee base leading to higher compensation, and increased equity-related payroll taxes for vested equity awards. In addition, cost of revenue increased due to higher data costs for acquiring vendor data contracts related to the Wilshire Technology acquisition, increased depreciation and amortization related to the amortization of capitalized IT projects and acquired Wilshire Technology intangible assets, and increased equity-based compensation due to grants of additional awards to employees.
Operating Expenses
Research and Development

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change

Equity-based compensation	$8,698	$8,911	$(213)	(2)%
All other research and development	28,702	28,765	(63)	—%
Total research and development	$37,400	$37,676	$(276)	(1)%
Percent of revenue	29%	37%

Research and development expenses changed as follows:

Change From 2024 to 2025 QTD
(in thousands)
Decreased payroll and related costs	(2,187)
Decreased equity-based compensation	(213)
Increased technology cost	1,477
Decreased tax credits	557
Other items	90
Total change	$(276)
The decrease in research and development expense for the three months ended March 31, 2025 was primarily due to decreased equity-related payroll tax, as there were RSU releases from a JUMP executive during the three months ended March 31, 2024, decreased equity-based compensation, offset by increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, and decreased tax credits from elimination of payroll tax credit earned in 2024.
Sales and Marketing

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change

Equity-based compensation	$4,009	$3,821	$188	5%
All other sales and marketing	15,622	12,490	3,132	25%
Total sales and marketing	$19,631	$16,311	$3,320	20%
Percent of revenue	15%	16%
Sales and marketing expense changed as follows:

Change From 2024 to 2025 QTD
(in thousands)
Increased payroll and related costs	2,853
Increased facilities cost	297
Increased equity-based compensation	188
Other items	(18)
Total change	$3,320
The increase in sales and marketing expense for the three months ended March 31, 2025 was primarily due to increased payroll and related costs as a result of headcount growth to expand sales coverage and increases in merit-based compensation, increased allocation of facilities cost due to additional office space, and increased equity-based compensation due to grants of additional awards to employees.

General and Administrative

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change

Equity-based compensation	$7,541	$8,347	$(806)	(10)%
All other general and administrative	21,286	12,373	8,913	72%
Total general and administrative	$28,827	$20,720	$8,107	39%
Percent of revenue	23%	20%
General and administrative expenses changed as follows:

Change From 2024 to 2025 QTD
(in thousands)
Increased outside services and contractors	$6,458
Increased payroll and related costs	$1,514
Increased technology cost	$247
Increased recruiting expense	$240
Decreased equity-based compensation	$(806)
Other items	454
Total change	$8,107
The increase in general and administrative expense for the three months ended March 31, 2025 was primarily due to increased outside services and contractors related to legal, consulting and accounting professional services supporting the Bistro, Enfusion and Beacon acquisitions, increased payroll and related costs due to headcount growth and increases in merit-based compensation, increased technology costs due to higher utilization of third-party IT services, and increased recruiting expense to support key hires, offset by decreased equity-based compensation expense due to reduction in new grants.

Non-Operating Expenses

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change

Interest income, net	$(1,694)	$(2,060)	$366	(18%)
Tax receivable agreement expense	—	286	(286)	(100)%
Other (income) expense, net	$290	$(530)	$820	(155)%
Interest income, net decreased in the three months ended March 31, 2025 due to sale of the investment portfolios.
The tax receivable agreement expense decreased in the three months ended March 31, 2025 due to the TRA Amendment. All obligations of the tax receivable agreement have been fully paid in accordance with the TRA Amendment and no further tax receivable agreement expense is expected in the future.
Other (income) expense, net relates to foreign exchange gains and losses driven by fluctuations in exchange rates, and gains and losses related to our investments.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
(In thousands, except percentages)	2025	2024	$ Change	% Change

Provision for (benefit from) income taxes	$1,550	$(98)	$1,648	(1682)%
The provision for (benefit from) income taxes for the three months ended March 31, 2025 increased due to the valuation allowance release on most of our U.S. net deferred tax assets in the fourth quarter of 2024. The provision for income taxes in the current year includes taxes on our U.S. income whereas no taxes were provided for on our U.S. income in the prior year due to the valuation allowance.
Liquidity and Capital Resources
To date, we have primarily financed our operations through cash flows from operations and financing activities.
As of March 31, 2025, we had total cash, cash equivalents and investments of $282.9 million, including cash and cash equivalents of $275.2 million, and short-term investments of $7.7 million. Cash, cash equivalents and short-term investments primarily consist of highly-liquid investments in money market funds, and certificates of deposit.
On April 21, 2025, subsequent to our reporting date, we replaced the Prior Credit Agreement with the 2025 Credit Agreement and the debt balance under the Prior Credit Agreement was repaid contemporaneously. We obtained term loans due 2033 in an aggregate principal amount of $800 million (the “2025 Term Loan”) and revolving commitments in an aggregate principal amount of $200 million with a tenure of 5 years, which includes a $20 million letter of credit and $20 million of swingline loans (the “2025 Revolving Facility”), to finance the Bistro, Enfusion and Beacon acquisitions. See Note 15 “Subsequent Events” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We believe our existing cash and cash equivalents, investments, together with cash expected to be generated from operations, borrowings available under our 2025 Revolving Facility, and our access to capital markets, will be sufficient to meet our operating working capital, capital expenditure and debt repayment requirements over the next 12 months. Our future financing requirements will depend on many factors, including our growth rate, revenue retention rates, the timing and extent of spending to support development of our platform and any future investments or acquisitions we may make.
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$24,500	$10,037
Net cash provided by (used in) investing activities	99,525	(11,800)
Net cash used in financing activities	(27,249)	(30,145)
Effect of exchange rate changes on cash and cash equivalents	1,033	(213)
Change in cash and cash equivalents during the period	$97,809	$(32,121)
Cash Flows from Operating Activities
Net cash provided by operating activities of $24.5 million during the three months ended March 31, 2025 was primarily the result of our net income plus non-cash charges, including equity-based compensation, operating lease expense and depreciation and amortization, offset by changes in operating assets and liabilities that decreased operating cash flow by $13.9 million. Accounts receivable increased $5.3 million, which is comprised of $0.3 million from growth in revenues and $5 million from aging of receivable balances for certain customers due to short-term deterioration in days sales outstanding which we continue to believe are collectible. Prepaid expenses and other assets increased $2.6 million due to timing of prepaid subscriptions with software vendors. Accrued expenses and other liabilities decreased $5.1 million primarily due to 2024 bonus payment, partially offset by increase in professional legal services fees in connection with the Bistro, Enfusion and Beacon acquisitions and accrued bonus for 2025.

Net cash provided by operating activities of $10.0 million during the three months ended March 31, 2024 was primarily the result of our net income plus noncash charges, including equity-based compensation, operating lease expense and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable, an increase in prepaid expenses and other assets, and a decrease in accrued expenses and other liabilities. Accounts receivable increased $4.7 million, which is comprised of $3.4 million from growth in revenues and $1.3 million from aging of receivable balances for certain customers due to short-term deterioration in days sales outstanding which we continue to believe are collectible. Prepaid expenses and other assets increased $4.2 million due to timing of prepaid subscriptions with software vendors. Accrued expenses and other liabilities decreased $9.4 million primarily due to 2023 bonus payment, partially offset by accrued bonus for 2024.
Cash Flows from Investing Activities
Net cash provided by investing activities of $99.5 million during the three months ended March 31, 2025 was primarily due to $89.5 million of proceeds from sale of available-for-sale investments in preparation for utilizing cash in the closing of the business combinations in April 2025, and $16.2 million of proceeds from maturities of investments, which was offset by $4.7 million in purchase of held-to-maturity investments and $1.5 million in purchase of property and equipment.
Net cash used in investing activities of $11.8 million during the three months ended March 31, 2024 was primarily due to the purchase of $31.9 million available for-sale investments and $1.4 million attributable to the purchase of property and equipment, including internally developed software, which was offset by $21.5 million in proceeds from the sale and maturity of investments.
Cash Flows from Financing Activities
Net cash used in financing activities during the three months ended March 31, 2025 was $27.2 million, of which $24.4 million was used to pay tax withholding on behalf of employees related to net share settlement, $2.1 million was used for payment of debt issuance costs, and $0.7 million was used for repayment of borrowings.
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
Recent Accounting Pronouncements
There are no recent accounting pronouncements during the three months ended March 31, 2025.
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
Interest Rate Risk
We had interest rate risk relating to debt and associated interest expense under the Prior Credit Agreement. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical increase or decrease in SOFR of 100 basis points would increase or decrease, respectively, our interest expense or income by approximately $0.1 million on an annual basis, based on our $45.4 million debt balance under the Prior Credit Agreement at March 31, 2025.
On April 21, 2025, subsequent to our reporting date, we replaced the Prior Credit Agreement with the 2025 Credit Agreement and the debt balance under the Prior Credit Agreement was repaid contemporaneously. . We obtained term loans due 2033 in an aggregate principal amount of $800 million (the “2025 Term Loan”) and revolving commitments in an aggregate principal amount of $200 million with a tenure of 5 years, which includes a $20 million letter of credit and $20 million of swingline loans (the “2025 Revolving Facility”), to finance the Bistro, Enfusion and Beacon acquisitions. A hypothetical increase or decrease in SOFR of 100 basis points would increase or decrease, respectively, our interest expense by $10 million on an annual basis, based on the maximum aggregate principal amount.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2025, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities.
In connection with the completion of the Company's previously announced acquisition of Bistro, the Company issued 3,833,333 shares of Class A common stock as part of the consideration paid for the acquisition on March 31, 2025. The Class A common stock was issued in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof and/or Rule 506 of Regulation D promulgated thereunder.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
Exhibits filed or furnished herewith are designated by an asterisk (*); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

2.1
Agreement and Plan of Merger, dated as of January 10, 2025, by and among Clearwater Analytics Holdings, Inc., Enfusion, Inc., Enfusion Ltd. LLC, Poseidon Acquirer, Inc., Poseidon Merger Sub I, Inc. and Poseidon Merger Sub II, LLC
		8-K filed January 13, 2025	001-40838

2.2
Agreement and Plan of Merger and Reorganization, dated as of March 11, 2025, by and among Clearwater Analytics Holdings, Inc., Beacon Platform Incorporated, BluePoint Merger Sub I, Inc., BluePoint Merger Sub II, Inc. and Shareholder Representative Services LL, as Equityholder Representative.
		8-K filed March 12, 2025	001-40838
3.1	Amended and Restated Certificate of Incorporation of Clearwater Analytics Holdings, Inc., dated September 27, 2021	8-K filed September 28, 2021	001-40838	3.1
3.2	Amended and Restated Bylaws of Clearwater Analytics Holdings, Inc., dated September 27, 2021	8-K filed September 28, 2021	001-40838	3.2
10.1**	Credit Agreement, dated as of April 21, 2025, by and among CWAN Acquisition, LLC, a Delaware limited liability company, as holdings, Clearwater Analytics, LLC, a Delaware limited liability company, as the borrower, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent	8-K filed April 21, 2025	001-40838	10.1
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________________________
*Filed herewith.
**    Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Clearwater hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clearwater Analytics Holdings, Inc.

Date: May 2, 2025	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)