Form 10-Q
period 2025-06-30
Clearwater Analytics Holdings, Inc.
filed 2025-08-06
CIK 1866368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2025, the number of outstanding shares of the registrant’s common stock was:
287,938,740 shares of Class A common stock.
4,506,422 shares of Class B common stock.

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
•“2025 Credit Agreement” refers to the credit agreement, dated as of April 21, 2025, entered into by and among CWAN Acquisition, LLC, Clearwater Analytics, LLC, the lenders party thereto from time to time, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
•“Annual Report” refers to our Annual Report on Form 10-K, for the fiscal year ended December 31, 2024 (File No. 001-40838), as filed with the SEC on February 26, 2025, as amended by amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2025.
•“Beacon” refers to Beacon Platform Inc.
•“Continuing Equity Owners” refers collectively to direct or indirect holders of LLC Interests and/or our Class B common stock, including certain of the Initial Principal Equity Owners and certain of our directors and their respective Permitted Transferees who may exchange at each of the irrespective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (and such shares shall be immediately canceled)) for newly issued shares of our Class A common stock.
•“CWAN Holdings” refers to CWAN Holdings, LLC.
•“Enfusion” refers to Enfusion, Inc.
•“Exchange Act” refers to the Securities Exchange Act of 1934, as amended.
•“Initial Principal Equity Owners” refers to Welsh, Carson, Anderson & Stowe and Permira Advisers LLC and their respective affiliates and Permitted Transferees (as defined in the LLC Agreement).
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
•“YTD” for any given year means the six months ended June 30 of that year.

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
•we are dependent on fees based on the value of the assets on our Clearwater platform for the main portion of our revenues, and to the extent market volatility, a downturn in economic conditions or other factors cause negative trends or fluctuations in the value of the assets on our platform, our fee-based revenue and earnings may decline;
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
•if our investment accounting and reporting solutions, investment or order management systems, regulatory reporting solutions or risk management or performance analytics solutions fail to perform properly due to undetected errors or similar problems, including failures in connection with client market orders, our business, financial condition, reputation or results of operations could be materially adversely affected;
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
•our solution is highly technical, and if we are unable to attract or retain key employees and other skilled personnel that are capable of managing our business strategy or working with our solution, we may be unable to achieve our goals and our business will suffer;
•our failure to successfully integrate operations, technologies, services, platform and personnel of acquired businesses could result in operational and financial difficulties and strains on resources. In addition, there are significant risks associated with growth through acquisitions, which may materially adversely affect our business, financial condition or results of operations;
•if our intellectual property and propriety technology are not adequately protected to prevent use or appropriation by our competitors, our business and competitive position would be harmed;

•provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management;
•our international operations may fail, and we may fail to successfully expand internationally. Sales to clients outside the United States or with international operations expose us to risks inherent to international businesses, which may include adverse impacts arising out of international regulatory changes;
•although we are not subject to the same regulations as our clients, the regulatory environment in which our clients operate is subject to continual change and regulatory developments designed to increase oversight could adversely affect our business; and
•other risks described in the section titled “Risk Factors” in our Annual Report and in periodic reports that we file with the Securities and Exchange Commission, and our reports to shareholders. These filings are available at www.sec.gov and on our website.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts and per share amounts, unaudited)

	June 30	December 31
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$68,404	$177,350
Short-term investments	3,518	78,139
Accounts receivable, net	148,020	106,151
Prepaid expenses and other current assets	37,656	23,006
Total current assets	257,598	384,646
Property, equipment and software, net	24,554	14,797
Operating lease right-of-use assets, net	43,657	24,797
Deferred contract costs, non-current	7,926	7,013
Debt issuance costs - line of credit	3,874	339
Deferred tax assets, net	669,660	602,500
Other non-current assets	6,159	3,340
Intangible assets, net	740,534	30,868
Goodwill	1,267,261	70,971
Long-term investments	—	30,301
Total assets	$3,021,223	$1,169,572
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,141	$2,934
Accrued expenses and other current liabilities	79,238	55,654
Deferred revenue	20,811	7,329
Notes payable, current portion	6,000	2,750
Operating lease liability, current portion	15,463	8,350
Tax receivable agreement liability	—	35
Total current liabilities	127,653	77,052
Notes payable, less current maturities and unamortized debt issuance costs	872,096	43,164
Operating lease liability, less current portion	31,311	17,655
Other long-term liabilities	2,193	1,470
Total liabilities	1,033,253	139,341
Stockholders' Equity
Class A common stock, par value $0.001 per share; 1,500,000,000 shares authorized, 287,637,289 shares issued and outstanding as of June 30, 2025, 212,857,580 shares issued and outstanding as of December 31, 2024	288	213
Class B common stock, par value $0.001 per share; 500,000,000 shares authorized, 4,506,422 share issued and outstanding as of June 30, 2025, no shares issued and outstanding as of December 31, 2024	5	—
Class C common stock, par value $0.001 per share; 452,622,413 shares authorized, no shares issued and outstanding as of June 30, 2025, 500,000,000 shares authorized, 12,542,110 shares issued and outstanding as of December 31, 2024	—	13
Class D common stock, par value $0.001 per share; 369,916,245 shares authorized, no shares issued and outstanding as of June 30, 2025, 500,000,000 shares authorized, 22,243,668 shares issued and outstanding as of December 31, 2024	—	22
Additional paid-in-capital	1,688,311	725,174
Accumulated other comprehensive income (loss)	8,286	(1,113)
Retained earnings	270,689	283,946
Total stockholders' equity attributable to Clearwater Analytics Holdings, Inc.	1,967,579	1,008,255
Non-controlling interests	20,391	21,976
Total stockholders' equity	1,987,970	1,030,231
Total liabilities and stockholders' equity	$3,021,223	$1,169,572
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share amounts and per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$181,937	$106,791	$308,801	$209,510
Cost of revenue(1)	63,423	29,890	97,347	58,069
Gross profit	118,514	76,901	211,454	151,441
Operating expenses:
Research and development(1)	49,755	35,360	87,154	73,036
Sales and marketing(1)	39,221	15,169	58,853	31,480
General and administrative(1)	44,118	22,528	72,945	43,248
Total operating expenses	133,094	73,057	218,952	147,764
Income (loss) from operations	(14,580)	3,844	(7,498)	3,677
Interest expense	13,464	1,082	14,383	2,181
Tax receivable agreement expense	—	5,915	—	6,201
Other income, net	(1,546)	(3,508)	(3,869)	(7,197)
Income (loss) before income taxes	(26,498)	355	(18,012)	2,492
Provision for (benefit from) income taxes	(2,347)	79	(797)	(19)
Net income (loss)	(24,151)	276	(17,215)	2,511
Less: Net income (loss) attributable to non-controlling interests	(926)	706	(663)	1,044
Net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(23,225)	$(430)	$(16,552)	$1,467

Net income (loss) per share attributable to Class A and Class D common stockholders stock:
Basic	$(0.09)	$(0.00)	$(0.07)	$0.01
Diluted	$(0.09)	$(0.00)	$(0.07)	$0.01

Weighted average shares of Class A and Class D common stock outstanding:
Basic	270,632,308	218,349,567	254,070,446	215,804,515
Diluted	270,632,308	218,349,567	254,070,446	254,208,965

(1)Amounts include equity-based compensation as follows:

Cost of revenue	$4,619	$3,273	$8,083	$6,419
Operating expenses:
Research and development	8,792	9,182	17,490	18,093
Sales and marketing	10,182	2,692	14,191	6,513
General and administrative	13,955	9,711	21,496	18,058
Total equity-based compensation expense	$37,548	$24,858	$61,260	$49,083
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(24,151)	$276	$(17,215)	$2,511
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	6,563	(483)	9,965	(2,247)
Unrealized loss on available-for-sale investments	—	(60)	(148)	(126)
Comprehensive income (loss)	$(17,588)	$(267)	$(7,398)	$138
Less: Comprehensive income (loss) attributable to non-controlling interests	(671)	(61)	(82)	(296)
Comprehensive income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(16,917)	$(206)	$(7,316)	$434
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity
(In thousands, except share amounts, unaudited)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2024	212,857,580	$213	—	$—	12,542,110	$13	22,243,668	$22	$725,174	$(1,113)	$283,946	$21,976	$1,030,231
Issuance of common stock	3,833,333	4	—	—	—	—	—	—	102,729	—	—	—	102,733
Exercise of options to purchase common stock	688,230	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units released	3,999,389	4	—	—	—	—	—	—	—	—	—	—	4
Shares withheld for net share settlement and other	(1,032,812)	(1)	—	—	—	—	—	—	(23,177)	—	—	(1,224)	(24,402)
Equity-based compensation	—	—	—	—	—	—	—	—	22,663	—	—	1,194	23,857
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	3,231	—	171	3,402
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(140)	—	(8)	(148)
Net income	—	—	—	—	—	—	—	—	—	—	6,510	426	6,936
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Effect of LLC unit / share exchanges	6,088,609	6	—	—	—	—	(6,088,609)	(6)	—	—	(4,248)	4,248	—
Balance at March 31, 2025	226,434,329	$226	—	$—	12,542,110	$13	16,155,059	$16	$827,389	$1,978	$286,208	$26,777	$1,142,607
Issuance of common stock	35,788,216	36	—	—	—	—	—	—	774,197	—	—	—	774,233
Exercise of options to purchase common stock	605,077	1	—	—	—	—	—	—	161	—	—	6	168
Restricted stock units released	798,128	1	—	—	—	—	—	—	—	—	—	—	1
Shares withheld for net share settlement and other	(348,118)	—	—	—	—	—	—	—	(4,745)	—	—	(192)	(4,937)
ESPP shares issued	168,910	—	—	—	—	—	—	—	3,188	—	—	128	3,316
Equity-based compensation	—	—	—	—	—	—	—	—	36,222	—	—	1,463	37,685
Acquisition-related restricted stock units issued	—	—	—	—	—	—	—	—	14,110	—	—	570	14,680
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	6,308	—	255	6,563
Net loss	—	—	—	—	—	—	—	—	—	—	(23,225)	(926)	(24,151)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	16	16
Effect of LLC unit / share exchanges and conversions	24,190,747	24	4,506,422	5	(12,542,110)	(13)	(16,155,059)	(16)	37,789	—	7,706	(7,706)	37,789
Balance at June 30, 2025	287,637,289	$288	4,506,422	$5	—	$—	—	$—	$1,688,311	$8,286	$270,689	$20,391	$1,987,970

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2023	127,604,185	$128	111,191	$—	32,684,156	$33	82,955,977	$83	$532,507	$2,909	$(181,331)	$55,328	$409,657
Exercise of options to purchase common stock	626,608	—	—	—	—	—	—	—	91	—	—	13	104
Restricted stock units released	3,344,058	3	—	—	—	—	—	—		—	—	—	3
Shares withheld for net share settlement and other	(1,635,604)	(1)	—	—	—	—	—	—	(25,083)	—	—	(3,691)	(28,775)
Equity-based compensation	—	—	—	—	—	—	—	—	21,197	—	—	3,119	24,316
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,537)	—	(227)	(1,764)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(58)	—	(8)	(66)
Net income	—	—	—	—	—	—	—	—	—	—	1,898	338	2,236
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	505	505
Effect of LLC unit / share exchanges	16,250,000	16	—	—	(5,259,868)	(5)	(10,990,132)	(11)	—	—	9,830	(9,830)	—
Balance at March 31, 2024	146,189,247	$146	111,191	$—	27,424,288	$27	71,965,845	$72	528,712	$1,314	$(169,603)	$45,547	$406,215
Exercise of options to purchase common stock	836,970	1	—	—	—	—	—	—	5	—	—	—	6
Restricted stock units released	199,874	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for net share settlement and other	(638,679)	(1)	—	—	—	—	—	—	(3,824)	—	—	(482)	(4,307)
ESPP shares issued	173,268	—	—	—	—	—	—	—	2,482	—	—	313	2,795
Equity-based compensation	—	—	—	—	—	—	—	—	22,205	—	—	2,800	25,005
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(429)	—	(54)	(483)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(53)	—	(7)	(60)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(430)	706	276
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(776)	(776)
Effect of LLC unit / share exchanges	13,661,119	14	—	—	—	—	(13,661,119)	(14)	—	—	(17)	17	—
Balance at June 30, 2024	160,421,799	$160	111,191	$—	27,424,288	$27	58,304,726	$58	$549,580	$832	$(170,050)	$48,064	$428,671
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$(17,215)	$2,511
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,752	5,491
Noncash operating lease cost	7,018	4,545
Equity-based compensation	61,260	49,083
Amortization of deferred contract acquisition costs	3,103	2,413
Amortization of debt issuance costs, included in interest expense	816	140
Debt extinguishment cost	419	—
Deferred tax benefit	(491)	(1,992)
Accretion of discount on investments	(284)	(1,177)
Realized (gain) loss on investments	(112)	24
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	10,345	(4,718)
Prepaid expenses and other assets	(11,422)	(1,093)
Deferred contract acquisition costs	(3,356)	(1,771)
Accounts payable	850	335
Accrued expenses and other liabilities	(5,049)	(4,183)
Tax receivable agreement liability	(35)	4,355
Other long-term liabilities	(1,018)	—
Net cash provided by operating activities	71,581	53,963
INVESTING ACTIVITIES
Purchases of property, equipment and software	(4,455)	(2,947)
Purchases of intangible assets	(184)	—
Purchase of held to maturity investments	(4,686)	(3,009)
Purchases of available-for-sale investments	—	(67,390)
Proceeds from sale of available-for-sale investments	89,479	—
Proceeds from maturities of investments	20,375	59,842
Acquisition of businesses, net of cash acquired	(1,074,783)	(40,121)
Payment of asset acquisition holdback liability	(10,000)	—
Payment of initial direct costs for operating leases	(89)	(104)
Net cash used in investing activities	(984,343)	(53,729)
FINANCING ACTIVITIES
Proceeds from exercise of options	168	109
Taxes paid related to net share settlement of equity awards	(29,339)	(33,081)
Proceeds from borrowings, net of payment of debt issuance costs	924,475	—
Repayments of borrowings	(97,063)	(688)
Payment of business acquisition holdback liability	—	(780)
Proceeds from employee stock purchase plan	3,316	2,795
Payment of tax distributions	—	(8)
Net cash provided by (used in) financing activities	801,557	(31,653)
Effect of exchange rate changes on cash and cash equivalents	2,259	(251)
Change in cash and cash equivalents during the period	(108,946)	(31,670)
Cash and cash equivalents, beginning of period	177,350	221,765

Cash and cash equivalents, end of period	$68,404	$190,095
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,755	$1,762
Cash paid for income taxes	$856	$590
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property, equipment and software included in accounts payable and accrued expense	$64	$55
Acquisition of Bistro intangible assets paid in common stock	$102,729	$—
Business acquisition liability included in accrued expenses and other liabilities	$3,122	$—
Tax distributions payable to Continuing Equity Owners included in accrued expenses	$13	$3,209
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Organization and Description of Business
Clearwater Analytics Holdings, Inc. (the “Company” or “Clearwater”) was incorporated as a Delaware corporation on May 18, 2021, as a holding company for the purpose of facilitating the IPO and other related transactions in order to carry on the business of the Company. Prior to the IPO, all business operations were conducted through Carbon Analytics Holdings, LLC, which changed its name to CWAN Holdings, LLC (“CWAN Holdings”) in connection with the IPO. Clearwater provides a comprehensive cloud-native platform for institutional investors across global public and private markets. Our platform integrates portfolio management, trading, investment accounting, reconciliation, regulatory reporting, performance, compliance, and risk analytics in one unified system, and serves leading insurers, asset managers, hedge funds, and asset owners including banks, corporations, and government entities. Following the IPO, Clearwater’s principal asset consists of ownership of common units in CWAN Holdings. As the sole managing member of CWAN Holdings, Clearwater operates and controls all the business operations of the Company. Our corporate structure following the IPO is commonly referred to as an “Up-C” structure. The Company does not have material assets, liabilities, revenues or expenses other than its investment in (and the deferred taxes, if any, associated with) CWAN Holdings, which fully owns CWAN Acquisition LLC and is guarantor of the Company.
The Company headquarters are located in Boise, ID, and we operate in six offices throughout the U.S. and thirteen offices internationally.
As of June 30, 2025, the Company owns 98.5% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class B common stock own the remaining 1.5% of the interests in CWAN Holdings. The attributes of the Company's classes of common stock are summarized in the following table:

Class of Common Stock	Votes per Share	Economic Rights
Class A common stock	1	Yes
Class B common stock	1	No
Class C common stock	10	No
Class D common stock	10	Yes
During the three months ended June 30, 2025, our Initial Principal Equity Owners exchanged 8,035,688 shares of Class C common stock and 14,085,345 shares of Class D common stock into 22,121,033 shares of Class A common stock in connection with sales of their common stock during such period. In accordance with the Certificate of Incorporation of the Company, on June 12, 2025, as a result of the WCAS Investors (as defined in the Certificate of Incorporation) owning less than 5% of the outstanding common stock of the Company, all outstanding 4,506,422 shares of Class C common stock and 2,069,714 shares of Class D common stock automatically converted to an equal number of shares of Class B common stock and Class A common stock, respectively. 47,377,587 shares of Class C common stock and 130,083,755 shares of Class D common stock were also retired, such that the number of authorized shares of Class C common stock and Class D common stock are 452,622,413 and 369,916,245, respectively. No consideration was exchanged as a result of these activities.
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
Items subject to estimates and assumptions include the useful lives and recoverability of long-lived assets, the average period of benefit associated with deferred contract costs, sales reserves, the incremental borrowing rate applied in lease accounting, accruals for sales tax liabilities, the fair value of converted equity awards, the fair value and probability of achieving performance conditions of equity awards, and the fair value of assets acquired and liabilities assumed for business combinations, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgments about the carrying values of assets and liabilities, and measurement of revenues and expenses. To the extent there are material differences between these estimates, judgments, or assumptions and actual results, the Company’s condensed consolidated financial statements will be affected.
Significant Accounting Policies
The Company's significant accounting policies are discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes during the three and six months ended June 30, 2025.
Note 3. Revenue Recognition
For the Company’s contracts with terms that exceed one year and do not include a termination for convenience clause, the following table includes estimated revenue expected to be recognized in the future related to performance obligations that are partially satisfied (in thousands):

	Remainder of 2025	2026	2027	2028	2029 and Thereafter
Revenue expected to be recognized in the future as of June 30, 2025	$29,911	$34,401	$8,426	$858	$12
Of the total revenue recognized for the three and six months ended June 30, 2025, $2.5 million and $6.8 million, respectively, was included in the deferred revenue balance as of December 31, 2024. Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were not material. Contract asset balances classified as current are $1.7 million and $1.8 million as of June 30, 2025 and December 31, 2024, respectively. Contract asset balances classified as non-current are $0.3 million and $0.6 million as of June 30, 2025 and December 31, 2024, respectively.
Revenue by geography as presented in Note 13 “Segment and Geographic Information” is determined based on the billing address of the customer.

Note 4. Cash, Cash Equivalents and Investments
The following tables show the Company’s cash, cash equivalents and investments by significant investment category as of June 30, 2025 and December 31, 2024 in accordance with the fair value hierarchy (in thousands):

	June 30, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$26,307	$—	$—	$26,307	$26,307	$—	$—
Level 1 (1):
Money market funds	42,097	—	—	42,097	42,097	—	—
Level 2 (2):
Fixed deposits	3,518	—	—	3,518	—	3,518	—
Total	$71,922	$—	$—	$71,922	$68,404	$3,518	$—

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$30,431	$—	$—	$30,431	$30,431	$—	$—
Level 1 (1):
Money market funds	145,671	—	—	145,671	145,671	—	—
Level 2 (2):
Treasury bills	1,462	1	—	1,463	—	1,463	—
U.S. government bonds	33,567	61	(9)	33,619	—	26,566	7,053
U.S. agency securities	6,907	—	(3)	6,904	—	—	6,904
Commercial paper	10,670	2	—	10,672	1,248	9,424	—
Corporate debt securities	53,926	112	(17)	54,021	—	37,677	16,344
Certificates of deposit	3,009	—	—	3,009	—	3,009	—
Subtotal	109,541	176	(29)	109,688	1,248	78,139	30,301
Total	$285,643	$176	$(29)	$285,790	$177,350	$78,139	$30,301
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
During each of the six months ended June 30, 2025 and year ended December 31, 2024, there were no transfers of assets or liabilities between any levels of the fair value hierarchy.

Note 5. Business Combinations
Acquisition of Enfusion Inc.
On April 21, 2025 (“Enfusion Acquisition Date”), the Company completed its previously announced acquisition of all outstanding stock of Enfusion, Inc (“Enfusion”), a leader in SaaS solutions for the investment management and hedge fund industry. The following table illustrates the computation of the estimated preliminary fair value of consideration transferred (in thousands):

Fair Value
Cash paid (1)	$760,499
Fair value of Clearwater Common Stock issued (2)	598,648
Fair value of converted Enfusion equity awards attributable to pre-combination service (3)	12,769
Payment to terminate Enfusion’s tax receivable agreement (4)	30,000
Total Merger Consideration	1,401,916
Less: cash acquired	22,864
Total Merger Consideration, net of cash acquired	$1,379,052
(1) Represents the cash consideration paid, consisting of (i) $760 million calculated as a product of 130 million outstanding shares of Enfusion common stock and cash consideration of $5.85 per share, and (ii) $20 thousand to settle all options.
(2) Represents the fair value of 28,066,027 shares of Clearwater common stock estimated issued, calculated using the per share price of Clearwater common stock as of April 21, 2025 of $21.33. Each share of Enfusion common stock settled at closing was exchanged based on the Per Share Parent Stock Amount of 0.2159.
(3) Represents the fair value of Enfusion restricted stock units (“RSUs”) and performance RSUs attributable to pre-combination services. Each outstanding Enfusion RSU and Enfusion RSU that vested in whole or in part based on performance-based vesting conditions assumed by Clearwater was converted into a number of RSU awards denominated in shares of Clearwater common stock (“Clearwater RSUs”). 1.9 million Clearwater RSUs with a fair value of $41.3 million were issued, with $12.8 million attributable to pre-combination services. The fair value of Enfusion' equity awards after their conversion into Clearwater equity awards attributable to post-combination service will be recognized as expense over the post-combination service periods on a straight-line basis.
(4) Represents payment to terminate Enfusion's tax receivable agreement in connection with the acquisition.
We have accounted for this transaction as a business combination and allocated the fair value of the consideration to the tangible and intangible assets acquired as well as liabilities assumed, based on their estimated fair values. The excess of the purchase price over the preliminary fair values of these identifiable assets and liabilities was recorded as goodwill. The allocated preliminary fair value is summarized as follows (in thousands):

Fair Value
Accounts receivable, net	$35,445
Prepaid expenses and other current assets	3,191
Property, equipment and software, net	9,035
Operating lease right-of-use assets, net	16,211
Deferred tax assets, net	42,193
Other non-current assets	1,625
Intangible assets, net	450,000
Goodwill	852,717
Accounts payable	(1,059)
Accrued expenses and other current liabilities	(11,420)
Operating lease liability, current portion	(5,570)
Operating lease liability, less current portion	(12,607)
Other long-term liabilities	(709)
Total Merger Consideration for acquisition of business, net of cash acquired	$1,379,052

We expect to finalize the allocation of the purchase consideration as soon as practicable, pending finalization of taxes and any other adjustments related to acquired assets or liabilities, but no later than 12 months from the Enfusion Acquisition Date. Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Enfusion into our business. The goodwill is expected to be partially deductible for income tax purposes.
The following table presents details of the preliminary fair values of identified intangible assets acquired (in thousands, except years):

	Fair Value	Estimated Useful Life
Developed technology	$400,000	7 years
Client relationships	40,000	10 years
Trade name / Trademarks	10,000	5 years
Total	$450,000
The identified intangible assets are measured at fair value as Level 3 in accordance with the fair value hierarchy.
Acquisition-related costs incurred were $3.4 million and $4.6 million during the three and six months ended June 30, 2025, respectively. There were no acquisition-related costs incurred during the three and six months ended June 30, 2024. These costs mainly consisted of professional fees and administrative costs and were expensed as incurred within "General and administrative" in our condensed consolidated statements of operations. The results of Enfusion’s operations have been included in our consolidated financial statements since the Enfusion Acquisition Date.
Acquisition of Beacon Platform Inc.
On April 30, 2025 (“Beacon Acquisition Date”), the Company completed its acquisition of all outstanding stock of Beacon Platform Inc. (“Beacon”), a next-generation leader for cross-asset class modeling and risk analytics for derivatives, private credit and debt, structured products and other alternative assets.
The following table illustrates the computation of the estimated preliminary fair value of consideration transferred.

Fair Value
Cash (1)	$351,355
Fair value of Clearwater Common Stock issued (2)	175,585
Fair value of Clearwater Common Stock to be issued (2)	3,122
Fair value of converted Beacon equity awards attributable to pre-combination service (3)	1,911
Total Merger Consideration	531,973
Less: cash acquired	44,208
Total Merger Consideration, net of cash acquired	$487,765
(1) Represents the cash consideration paid and to be paid, calculated based on $7.86 per share.
(2) Represents fair value of 7,858,675 shares of Clearwater common stock, calculated using the per share price of Clearwater common stock as of April 30, 2025 of $22.74. Of the total, 7,721,401 shares of Clearwater common stock were issued as of June 30, 2025 and the remaining 137,274 shares of Clearwater common stock are expected to be paid within 12 months.
(3) Represents the fair value of Beacon options attributable to pre-combination services. Each outstanding and unvested Beacon option assumed by Clearwater was converted into a number of Clearwater RSUs. 0.2 million Clearwater RSUs with a fair value of $5.5 million were issued, with $1.9 million attributable to pre-combination services. The fair value of Beacon equity awards after their conversion into Clearwater equity awards attributable to post-combination service will be recognized as expense over the post-combination service periods on a straight-line basis.

We have accounted for this transaction as a business combination and allocated the fair value of the consideration to the tangible and intangible assets acquired as well as liabilities assumed, based on their estimated fair values. The excess of the purchase price over the preliminary fair values of these identifiable assets and liabilities was recorded as goodwill. The allocated preliminary fair value is summarized as follows (in thousands):

Fair Value
Accounts receivable, net	$16,769
Prepaid expenses and other current assets	1,460
Property, equipment and software, net	201
Operating lease right-of-use assets, net	2,597
Goodwill	338,206
Intangible assets, net	166,900
Other assets	431
Accounts payable	(1,272)
Accrued expenses and other current liabilities	(8,806)
Deferred revenue	(12,347)
Operating lease liability, current portion	(482)
Operating lease liability, less current portion	(2,251)
Deferred tax liabilities, net	(13,641)
Total Merger Consideration for acquisition of business, net of cash acquired	$487,765
We expect to finalize the allocation of the purchase consideration as soon as practicable, pending finalization of taxes and any other adjustments related to acquired assets or liabilities, but no later than 12 months from the Beacon Acquisition Date. Goodwill generated from this business combination is primarily attributable to the assembled workforce and expected post-acquisition synergies from integrating Beacon into our business. The goodwill is not expected to be deductible for income tax purposes.
The following table presents details of the preliminary fair values of identified intangible assets acquired (in thousands, except years):

	Fair Value	Estimated Useful Life
Developed technology	$130,000	8 years
Client relationships	33,500	10 years
Trade name / Trademarks	3,400	5 years
Total	$166,900
The identified intangible assets are measured at fair value as Level 3 in accordance with the fair value hierarchy.
Acquisition-related costs incurred were $2.4 million and $4.1 million during the three and six months ended June 30, 2025, respectively. There were no acquisition-related costs incurred during the three and six months ended June 30, 2024. These costs mainly consisted of professional fees and administrative costs and were expensed as incurred within "General and administrative" in our condensed consolidated statements of operations. The results of Beacon’s operations have been included in our consolidated financial statements since the Beacon Acquisition Date.
These acquisitions accelerate Clearwater’s vision of creating a unified, real-time portfolio view across all asset types in a single, cloud-native front-to-back platform solution for the investment management industry. Enfusion and Beacon collectively contributed revenues of $51.3 million and net losses of $18.1 million to our condensed consolidated statements of operations for the three and six months ended June 30, 2025.

Supplemental Pro Forma Financial Information (Unaudited)
The following unaudited pro forma financial information presents a summary of the condensed combined results of operations for each of the periods presented, as if the acquisition of Enfusion had occurred as of January 1, 2024, prepared in accordance with ASC 805. The information below reflects pro forma adjustments based on available information and certain assumptions that management believes are factual and supportable. The unaudited pro forma financial information includes adjustments primarily related to amortization of intangible assets acquired, stock-based compensation expense, interest expense for transaction financing, and acquisition-related costs along with the consequential tax effects. Additionally, pro forma information has not been presented for Beacon as disclosure is impracticable due to the unavailability of historical quarterly financial statements. The information for the six months ended June 30, 2025 does not include results of Beacon for comparability.

	Six Months Ended June 30,
	2025	2024
Revenue	$367,354	$307,017
Net loss	$(44,775)	$(88,657)
The unaudited pro forma financial information presented above is for informational purposes only and is not indicative of the consolidated results of operations of the combined business had the acquisition of Enfusion actually occurred as of January 1, 2024, or of the results of future operations of the combined business.
Note 6. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the six months ended June 30, 2025 (in thousands):

Amount
Balance as of December 31, 2024	$70,971
Goodwill acquired	1,190,923
Foreign currency translation adjustments	5,367
Balance as of June 30, 2025	$1,267,261
Purchased Intangible Assets
On March 31, 2025, the Company completed its previously announced acquisition of Bistro, Blackstone’s proprietary portfolio visualization software platform built for Blackstone’s Credit & Insurance (BXCI) business (the “Bistro Asset Acquisition”). The purchase price for the Bistro Asset Acquisition was $112.7 million, consisting of an aggregate of 3,833,333 shares of Class A common stock, issued at the time of the closing of the Bistro Asset Acquisition, with a fair value of $102.7 million and $10 million that was paid in cash on June 30, 2025. The following table presents details of the fair values of identified intangible assets acquired (in thousands, except years):

	Fair Value	Estimated Useful Life
Blackstone Commercial Agreement	$98,078	7 years
Developed Technology - BISTRO	14,655	7 years
Total	$112,733

The following table presents details of our purchased intangible assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$582,079	$(26,647)	$555,432	6.9
Commercial agreement	98,078	(3,503)	94,575	6.8
Client relationships	79,655	(2,426)	77,229	9.8
Trade name / Trademarks	14,102	(987)	13,115	4.3
Domain name	190	(7)	183	4.8
Total intangible assets	$774,104	$(33,570)	$740,534

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$34,366	$(8,617)	$25,749	4.9
Client relationships	5,619	(769)	4,850	10.7
Trade name / Trademarks	662	(393)	269	2.3
Total intangible assets	$40,647	$(9,779)	$30,868
We recognized amortization expense of $21.1 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively, and of $22.6 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively.
Note 7. Supplemental Consolidated Balance Sheet Information
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Billed accounts receivable	$92,551	$46,316
Unbilled accounts receivable	56,513	59,995
Allowance for doubtful accounts and reserves	(1,044)	(160)
Accounts receivable, net	$148,020	$106,151
The majority of invoices included within the unbilled accounts receivable balance are issued within the first few days of the month directly following the period of service.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Prepaid expenses	$23,257	$12,834
Deferred contract costs, current portion	4,387	5,047
Contract assets	1,686	1,841
Income tax receivable	2,255	687
Other receivable	1,763	1,493
Other current assets	4,308	1,104
Prepaid expense and other current assets	$37,656	$23,006
Property, equipment and software, net
Depreciation and amortization expense for the three months ended June 30, 2025 and 2024 was $2.5 million and $1.5 million, respectively, and for the six months ended June 30, 2025 and 2024 was $4.1 million and $3.0 million, respectively. Accumulated depreciation and amortization as of June 30, 2025 and December 31, 2024 was $41.5 million and $22.9 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued interest	$11,604	$550
Accrued bonus	16,165	16,034
Accrued vendor liabilities	9,136	9,725
Accrued benefits and retirement	17,889	15,478
Acquisition holdback liability	3,122	—
Accrued commissions	3,476	3,204
Income tax payable	643	403
Tax distributions payable to Continuing Equity Owners	13	23
Other current liabilities	17,190	10,237
Accrued expenses and other liabilities	$79,238	$55,654
Other Long-term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
Deferred tax liabilities	$1,182	$1,310
Asset retirement obligation	270	160
Accrued benefits	741	—
Other long-term liabilities	$2,193	$1,470

Note 8. Credit Agreement
2025 Credit Agreement
In connection with the closing of the acquisition of Enfusion, certain subsidiaries of the Company entered into a credit agreement, dated as of April 21, 2025 (the “2025 Credit Agreement”), by and among CWAN Acquisition, LLC, a Delaware limited liability company (“Holdings”), Clearwater Analytics, LLC, a Delaware limited liability company (the “Borrower”), the lenders party thereto from time to time (the “Lenders”) and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent. Pursuant to the 2025 Credit Agreement, the Lenders have provided to the Borrower initial term loans, with a tenure of 7 years, in an aggregate principal amount equal to $800 million (the “2025 Term Loans”) and revolving commitments in an aggregate principal amount of $200 million with a tenure of 5 years, which includes a $20 million letter of credit and $20 million of swingline loans (the “2025 Revolving Facility”). Debt issuance costs totaled $25.5 million, primarily comprising of underwriting and administrative fees and credit rating agency costs and are amortized to interest expense using the effective interest method over the contractual terms.
On April 21, 2025, we received cash proceeds of $800 million and $150 million from the initial term loans and revolving commitments, respectively, and repaid $51 million of revolving commitments in the six months ended June 30, 2025. Cash proceeds and repayments related to the credit agreement were classified as financing activities in our condensed consolidated statements of cash flows.
We may repay some or all of the outstanding balance on the revolving commitments at any time and from time to time prior to their maturity. As of June 30, 2025, the outstanding balance on the revolving commitments is $99 million, leaving $101 million in available borrowing capacity.
The interest rates applicable to the loans under the 2025 Credit Agreement are based on a SOFR rate plus an applicable margin of 2.25% and 2.00%, respectively, for the 2025 Term Loans and the 2025 Revolving Facility, in each case with a decrease of 0.25% if certain secured net leverage levels are achieved. The applicable margin is adjusted after the completion of each full fiscal quarter based upon the pricing grid in the 2025 Credit Agreement. The revolving commitments have an unused commitment fee of 37.5 basis points, stepping down to 25 basis points if certain secured net leverage levels are achieved.
Under the 2025 Credit Agreement, the 2025 Term Loans amortize at a rate of 0.25% per quarter, subject to customary adjustments, payable on the last day of each quarter commencing with the quarter ending on December 31, 2025.
The 2025 Credit Agreement contains customary affirmative and negative covenants, including, without limitation, covenants that restrict our ability to incur debt, grant liens, make investments, make restricted payments or dispose of assets, and customary events of default. Specifically, we are required to maintain a First Lien Net Leverage Ratio of not more than 6.00:1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ended June 30, 2025.
Future maturities of borrowings as of June 30, 2025 are as follows (in thousands):

June 30,
2025
2025 (remaining six months)	$2,000
2026	4,000
Notes payable, current portion	6,000

2026	4,000
2027	8,000
2028	8,000
2029	8,000
2030	107,000
Thereafter	758,000
Notes payable, non-current portion	893,000
Unamortized debt issuance costs	(20,904)
Notes payable, less current maturities and unamortized debt issuance costs	$872,096
Net carrying amount	$878,096

Total estimated fair value of our outstanding borrowings was $897.9 million as of June 30, 2025. The fair value is determined based on the quoted prices at the end of the reporting period and categorized as Level 2 in the fair value hierarchy.
The 2025 Credit Agreement replaces the prior existing credit agreement that the Company entered with JPMorgan Chase Bank, N.A in September 2021 ("Prior Credit Agreement"). The related debt extinguishment loss of $0.4 million was recognized in interest expense in our condensed consolidated statements of operations.
Prior Credit Agreement
In connection with the closing of the IPO, the Borrower entered into a credit agreement (the “Prior Credit Agreement”) with JPMorgan Chase Bank, N.A., that included a $55 million term loan facility (the “Term Loan”) and a $125 million revolving facility (the “Revolving Facility”). Borrowings under the Term Loan and Revolving Facility were to be used for working capital and other general corporate purposes (including acquisitions permitted under the Prior Credit Agreement).
The interest rates applicable to the loans under the Prior Credit Agreement, which was amended in June 2023 to be indexed to SOFR, were based on a fluctuating rate of interest determined by reference to a base rate plus an applicable margin of 0.75% or a SOFR rate plus an applicable margin of 1.75%, in each case with a step-up of 0.25% if certain secured net leverage levels are not achieved. The applicable margin was subject to adjustment after the completion of each full fiscal quarter based upon the pricing grid in the Prior Credit Agreement. The revolving commitment had an unused commitment fee of 25 basis points, stepping up to 30 basis points if certain secured net leverage levels are not achieved.
Under the Credit Agreement, the term loan amortized at a rate of 5.00% per annum, paid quarterly. The Prior Credit Agreement contained mandatory prepayments to the extent the company incurs certain indebtedness or receives proceeds from certain dispositions or casualty events.
The obligations of the Borrower under the Prior Credit Agreement were jointly and severally guaranteed by its direct parent and certain of its subsidiaries (such guarantors together with the Borrower, the “Prior Credit Agreement Loan Parties”). The obligations of the Prior Credit Agreement Loan Parties were secured by a first priority lien on substantially all of their assets, subject to customary exceptions.
The Prior Credit Agreement contained customary affirmative and negative covenants, including, without limitation, covenants that restricted our ability to borrow money, grant liens, make investments, make restricted payments or dispose of assets, and customary events of default. Specifically, we were required to maintain a consolidated secured net indebtedness to consolidated EBITDA ratio of not more than 4.75:1.00 as of the last day of each fiscal quarter commencing with the fiscal quarter ended December 31, 2022.
Note 9. Leases
The Company leases facilities under non-cancelable operating lease agreements with varying terms that range from 1 to 13 years. In addition, some of these leases have renewal options for up to five years. The Company determines if an arrangement contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, and operating lease liabilities on the Company's condensed consolidated balance sheets. The Company does not have any finance leases.
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

Operating lease cost was $4.6 million and $7.0 million for the three and six months ended June 30, 2025. Variable lease cost and short-term lease costs were immaterial during the three and six months ended June 30, 2025. Future minimum lease payments at June 30, 2025 under the Company’s non-cancelable leases were as follows (in thousands):

June 30,
2025
2025 (remaining six months)	$8,917
2026	16,668
2027	12,274
2028	6,820
2029	5,611
Thereafter	2,040
Total future minimum lease payments	52,330
Less: Imputed interest	(5,556)
Present value of future minimum lease payments	46,774
Less: Current portion of operating lease liability	(15,463)
Operating lease liabilities - noncurrent	$31,311
The following table presents supplemental information for the Company's non-cancelable operating leases for the six months ended June 30, 2025 and 2024 (in thousands, except for weighted average and percentage data):

	Six Months Ended June 30,
	2025	2024
Weighted average remaining lease term	3.41	3.84
Weighted average discount rate	6.01%	5.69%
Cash paid for amounts included in the measurement of lease liabilities	$4,723	$4,459
Leased assets obtained in exchange for new lease liabilities	$4,479	$9,159
Note 10. Non-controlling Interest
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

	June 30, 2025		December 31, 2024
	Shares	Ownership %	Shares	Ownership %
Clearwater Analytics Holdings, Inc. interest in CWAN Holdings	287,637,289	98.5%	235,101,248	94.9%
Continuing Equity Owners' interest in CWAN Holdings	4,506,422	1.5%	12,542,110	5.1%
	292,143,711	100.0%	247,643,358	100.0%

Note 11. Earnings (Loss) Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net earnings (loss) per share of Class A and Class D common stock for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(24,151)	$276	$(17,215)	$2,511
Less: Net income (loss) attributable to non-controlling interests	(926)	706	(663)	1,044
Net income (loss) attributable to Clearwater Analytics Holdings, Inc. - basic and diluted	$(23,225)	$(430)	$(16,552)	$1,467
The following tables set forth the computation of basic and diluted net earnings per share of Class A and Class D common stock (in thousands, except share amounts and per share amounts):

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Class A	Class D	Class A	Class D
Basic net loss attributable to Class A and Class D common stockholders
Numerator:
Allocation of net loss attributable to Clearwater Analytics Holdings, Inc.	$(22,444)	$(781)	$(15,564)	$(988)
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	261,537,057	9,095,251	238,908,250	15,162,196
Basic net loss per share attributable to Class A and Class D common stockholders	$(0.09)	$(0.09)	$(0.07)	$(0.07)

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Class A	Class D	Class A	Class D
Basic net earnings (loss) attributable to Class A and Class D common stockholders
Numerator:
Allocation of net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(294)	$(136)	$959	$508
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	149,405,616	68,943,951	141,122,643	74,681,872
Basic net earnings (loss) per share attributable to Class A and Class D common stockholders	$(0.00)	$(0.00)	$0.01	$0.01

	Six Months Ended June 30, 2024
	Class A	Class D
Diluted net earnings attributable to Class A and Class D common stockholders
Numerator:
Undistributed earnings for basic computation	$959	$508
Reallocation of earnings as a result of conversion of Class B common stock to Class A common stock and conversion of Class C common stock to Class D common stock	683	361
Reallocation of earnings as a result of conversion of Class D common stock to Class A common stock	869	—
Allocation of undistributed earnings	$2,511	$869

Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	141,122,643	74,681,872
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Stock options of Clearwater Analytics Holdings, Inc.	8,654,260	—
RSUs of Clearwater Analytics Holdings, Inc.	2,166,169	—
ESPP of Clearwater Analytics Holdings, Inc.	48,542	—
Conversion of Class B common stock to Class A stock, and conversion of Class C common stock to Class D common stock	111,191	27,424,288
Conversion of Class D common stock to Class A common stock outstanding	102,106,160	—
Weighted average number of shares of Class A and Class D common stock outstanding - diluted	254,208,965	102,106,160
Diluted net earnings per share attributable to Class A and Class D common stockholders	$0.01	$0.01
The computation of diluted net earnings per share for the three and six months ended June 30, 2025 and three months ended June 30, 2024 are not separately presented as the Company was in a net loss position in such periods.
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
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net earnings per share due to their anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Conversion of Class B and Class C common stock	10,624,863	27,535,479	23,029,148	—
Stock options of Clearwater Analytics Holdings, Inc.	5,072,204	9,010,390	5,341,159	867,859
RSUs of Clearwater Analytics Holdings, Inc.	3,381,518	1,185,552	2,622,395	358,356
Employee stock purchase plans	17,331	155,632	34,725	—
Total	19,095,916	37,887,053	31,027,427	1,226,215
Note 12. Equity-Based Compensation
In September 2021, the Board of Directors of the Company (the “Board”) adopted the Clearwater Analytics Holdings, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”), pursuant to which employees, consultants and directors of our Company and our affiliates performing services for us, including our executive officers, are eligible to receive awards. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of our shareholders. A total of 69,200,278 shares of common stock are authorized for issuance under the 2021 Plan. In connection with the approval of the 2021 Plan, the 2017 Equity Incentive Plan was terminated and all outstanding stock options and RSUs were transferred to the 2021 Plan. In connection with the acquisition of Enfusion, we assumed the Enfusion 2021 Stock Option and Incentive Plan.
Options
The following table summarizes the stock option activity for the six months ended June 30, 2025 (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2024	9,514,741	$8.42	5.13	$181,714
Exercised	(1,293,307)	5.74		25,785
Forfeited	(12,083)	13.96
Balance - June 30, 2025	8,209,351	$8.84	4.96	$107,548
Options vested - June 30, 2025	8,118,652	$8.79		$106,734
The aggregate intrinsic value as of June 30, 2025 disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s common stock as of June 30, 2025. As of June 30, 2025, the total unrecognized compensation expense related to unvested options was $0.2 million, which is expected to be recognized over a weighted average period of 0.4 years.
RSUs
The summary of RSU activity for the six months ended June 30, 2025 is as follows (in thousands, except per share data):

	Units Activity	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2024	12,175,710	$19.12	$335,076
Granted	6,074,367	21.43
Released	(4,797,517)	19.45
Cancelled	(603,274)	20.74
Unvested units as of June 30, 2025	12,849,286	$21.42	$281,785
The aggregate intrinsic value disclosed in the above table is based on the closing stock price on the NYSE on June 30, 2025. As of June 30, 2025, there was $201.4 million of unrecognized equity-based compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.3 years.
Employee Stock Purchase Plan
In September 2021, the Board adopted the Clearwater Analytics Holdings, Inc. 2021 Employee Stock Purchase Plan (“ESPP”). As of June 30, 2025, a total of 7,092,009 shares of Class A common stock were available for issuance under the ESPP. The offering periods are scheduled to start on June 1 and December 1 of each year. Eligible employees may purchase the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee's payroll deductions under the ESPP are limited to 10% of the employee's compensation and an employee may not purchase more than $25,000 of stock during any calendar year in which the employee’s option to purchase stock under the ESPP is outstanding at any time.
As of June 30, 2025, total unrecognized equity-based compensation costs related to ESPP were $1.0 million, which is expected to be recognized over the remaining current offering period ending November 30, 2025.

ESPP payroll contributions accrued at June 30, 2025 and December 31, 2024 totaled $0.7 million and $0.5 million, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.
Note 13. Segment and Geographic Information
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
The CODM uses net income (loss) to allocate operating and capital resources and assesses the Company’s performance by comparing actual results and previously forecasted financial information. The measure of segment assets is reported on the balance sheet as total consolidated assets. The following table presents information on revenue, significant expenses, and net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$181,937	$106,791	$308,801	$209,510
Less:
Employee compensation expense	84,786	49,932	140,610	99,496
Technology expense	13,980	8,726	23,627	16,187
Facilities expense	5,894	3,178	9,690	6,750
Outside services and contractors expense	5,267	4,146	9,290	7,634
Data costs	6,561	3,273	10,345	6,043
Provision for (benefit from) income taxes	(2,347)	79	(797)	(19)
Equity-based compensation expense and related payroll taxes	38,843	25,151	66,405	53,632
Tax receivable agreement expenses	—	5,915	—	6,201
Depreciation and amortization expense	23,606	2,941	26,752	5,491
Interest expense	13,464	1,082	14,383	2,181
Other segment items(1)	16,034	2,092	25,711	3,403
Consolidated net income (loss)	$(24,151)	$276	$(17,215)	$2,511
(1) Other segment items included in consolidated net income includes legal, travel, marketing, training, recruiting and other overhead expenses.
The following table presents the Company’s revenue disaggregated by geography, based on billing address of the customer (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$134,490	$87,937	$237,427	$171,288
Rest of World	47,447	18,854	71,374	38,222
Total revenue	$181,937	$106,791	$308,801	$209,510

The following table presents the Company’s long-lived assets including property, equipment and software, net, and operating lease right-of-use assets, net, disaggregated by geography (in thousands):

	June 30,	December 31,
	2025	2024
United States	$39,710	$21,658
Rest of World	28,501	17,936
Total long-lived assets, net	$68,211	$39,594
Note 14. Income Taxes

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
Our tax provision for interim periods is determined using an estimated annual effective tax rate, adjusted for discrete items arising in the applicable quarter. In each quarter, we update the estimated annual effective tax rate and make a year-to-date adjustment to the provision. The estimated annual effective tax rate may be subject to significant volatility due to several factors, including our ability to accurately predict the proportion of our pretax income in multiple jurisdictions, certain book-tax differences, the effects of business combinations, and exchanges from non-controlling interests.
The following table provides details of the provision for (benefit from) income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) before income taxes	$(26,498)	$355	$(18,012)	$2,492
Provision for (benefit from) income taxes	(2,347)	79	(797)	(19)
Effective tax rate	8.9%	22.3%	4.4%	(0.8%)
For the three and six months ended June 30, 2025, the Company’s effective tax rate was different than the statutory rate primarily because of foreign taxes and non-deductible equity-based compensation, offset by tax credits, windfalls from equity-based compensation deductions, as well as the portion of pretax earnings that are attributable to the non-controlling interest and not taxable to the Company. For the three and six months ended June 30, 2024, the Company’s effective tax rate was different than the statutory rate primarily because of foreign taxes, non-deductible equity-based compensation, the generation of tax credits and incentives, and the valuation allowance on U.S. deferred tax assets.
On July 4, 2025, the U.S. President signed into law “An Act to Provide for Reconciliation Pursuant to Tile II of H. Con. Res. 14” (the “Tax Reform Act of 2025”), also known as the One Big Beautiful Bill Act. The new federal tax legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, and changes to the international tax regime. Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions.
The Company is currently evaluating the potential impact of the Tax Reform Act of 2025 on its consolidated financial statements, and the full effects of the Tax Reform Act of 2025 are not yet known. Any material effects of the new law, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be reflected in the period of enactment and in future periods as additional guidance is issued and the Company completes its analysis.

Note 15. Tax Receivable Agreement Liability
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
On November 4, 2024, the Company entered into the TRA Amendment which amended the TRA to provide for one-time settlement payments in a gross amount of approximately $72.5 million. The settlement payments were made in the last quarter of 2024 and the first quarter of 2025. The Company has no further payment obligations (past, current, or future) to the TRA Parties under the TRA.

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
Historical Overview
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
We provide investment accounting and reporting, performance measurement, compliance monitoring and risk analytics solutions for asset managers, insurance companies and large corporations. Every day, Clearwater’s powerful platform aggregates and normalizes data on over $8.8 trillion of global invested assets for over 1,400 clients as of December 31, 2024. We bring modern software to an industry that has long been dominated by difficult-to-use, high cost legacy technologies and processes, which often lack data integrity and traceability, and often require significant manual intervention. The strength of our platform is demonstrated by our approximately 80% win rate for new clients over the prior four years in deals that reached the proposal stage, as well as NPS of 60+ and at least 98% gross retention in 25 of the last 26 quarters.
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
We have a recurring revenue model, excluding revenue from professional services and license-related revenue from JUMP Technology. We charge our clients a fee that is based on the amount and complexity of the assets they manage on our platform as well as the breadth of the solution utilized by the customer. In 2022, we transitioned our contracting structure to a framework we describe as Base+ for all new clients. A Base+ contract framework includes a base fee for a prospective or existing client’s book of business plus an incremental fee for increases in assets on the platform. This structure is designed to limit the downside volatility in our asset-based fees. We also began to amend contracts with our existing clients to either modify the structure of such contracts from a pure asset-based fee to this Base+ model or to increase the basis point price. Prior to 2022, we charged a basis point fee based on the client’s assets on the platform subject to contracted minimums. For those clients contracted prior to 2022 and whose contract has not been amended, our revenues can more significantly fluctuate with the changes in those clients’ assets. A majority of the assets on our platform are high-grade fixed income assets, which have traditionally had lower levels of volatility, enabling our highly predictable revenue streams. The Base+ model includes annual increases in the base fee and enables us to charge additional fees for supplemental services provided for certain alternative asset classes (e.g., LPx, MLx) or additional products (e.g. Prism, OMS/PMS) should the client choose to utilize those services.
Recent Developments
Strategic Acquisitions
We completed our previously announced business acquisitions of Beacon and Enfusion on April 30 and April 21, 2025, respectively, and an asset purchase of Blackstone’s proprietary portfolio visualization software platform, Bistro, on March 31, 2025.
Enfusion is a global software-as-a-service provider focused on transforming the investment management industry. The Enfusion solution is designed to eliminate technology and information barriers, empowering investment managers to confidently make and execute better-informed investment decisions in real time. Enfusion’s front-office capabilities, including investment book of record (IBOR), portfolio and order management, will be integrated with Clearwater’s middle and back-office solutions and client reporting capabilities to enable a unified, cloud-native platform that seamlessly integrates with other technologies. Together with Beacon platform’s capabilities in risk management and Bistro’s private credit assets data visualization platform, these acquisitions aim to accelerate Clearwater’s vision of creating a unified, real-time portfolio view across all asset types—from public equities and private credit to structured products and alternatives—in a single, cloud-native platform, ultimately building the first comprehensive cloud-native front-to-back solution for the entire investment management industry.
For more information, see Note 5 “Business Combinations” and Note 6 “Goodwill and Intangible Assets” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Key Factors Affecting Our Performance
The growth and future success of our business depends on many factors, including those described below.
•Adding New Clients in Established End Markets: Our future growth is dependent upon our ability to continue to add new clients, and in 2024 we added over 100 net new clients. We are focused on continuing to increase our client base in our established client end-markets of corporations, government entities, insurance companies and asset managers, and doing so with increasingly large and sophisticated clients. With our recent acquisitions of Enfusion and Beacon, we added over 900 new clients in end markets including hedge funds, asset managers, insurance companies and banks. As we add clients, it takes time to fully onboard their assets to the platform. Our revenue generally increases as assets are added to the platform, while the effort to serve the client is relatively consistent over time. Therefore, we expect revenues and gross margins to increase for a client as the client transitions from the onboarding process to a steady state once assets have been onboarded. In any period, our gross margins may fluctuate based on the relative size and number of clients that we are onboarding at that time.
•Expanding and Retaining Relationships with Existing Clients: Our future growth is dependent upon retaining our existing clients and expanding our relationships with these clients through increases in the amount of their assets on our platform. We have enjoyed consistent gross revenue retention rates of at least 98% gross retention in 25 of the last 26 quarters. The consistency in revenue retention creates predictability in our business and enables us to better plan our future investments. Our relationships with our clients expand as these clients add more assets to our platform, with our quarterly net revenue retention rates (as defined below under “—Key Operating Measures”) between 110% and 114% in 2025. Clients may add assets as a result of acquiring new clients themselves or by acquiring new businesses or simply through organic growth, which produces additional assets that they manage using our platform. We believe that our client service model and technology platform are strong contributing factors in our attractive retention rates. As such, we expect to continue to invest in both our operations and research and development functions to maintain and increase our high levels of client satisfaction, which we believe will lead to strong client retention and expansion.
•International Expansion: We believe that the value provided by our platform is equally applicable to asset owners and asset managers outside of North America, and there is a significant opportunity to expand our client base and usage of our platform internationally. Our future growth is dependent upon our ability to successfully enter new international markets and to expand our client base in our current international markets. Our cost to acquire clients in international markets is currently greater than in North America because there is less awareness of the Clearwater brand and our product capabilities, and we have to date invested less in sales and marketing internationally. Following the acquisition of Enfusion, which has a strong international presence in Europe and Asia, we expect to accelerate the Company’s global adoption strategy, and strengthen our ability to expand internationally.
•Adding New Clients in Adjacent or Nascent End-Markets: Our strategy is to also add new clients in our more nascent end-markets, which include state and local governments, pension funds, sovereign wealth funds, as well as endowments and foundations. Traditionally, our existing clients have been among our best resources for referring new clients to us, and we will continue to invest in sales and marketing to build awareness of our brand, engage prospective clients and drive adoption of our platform, particularly as it relates to expanding into new end-markets. The acquisition of Enfusion positions Clearwater to expand into the hedge fund industry. As we establish our presence in new end-markets, we expect sales and marketing expenditures will be less efficient than in our established verticals and we will become increasingly more efficient at acquiring clients in new end-markets over time.
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
•Fluctuations in the Market Value of Assets on the Clearwater platform: Although we generally have a base fee and adopted our Base+ model in 2022, we also bill our clients monthly in arrears based on a basis point rate applied to our clients’ assets on our platform, which can be influenced by general economic conditions. While 77% of the assets on our platform were high-grade fixed income securities and structured products as of December 31, 2024 and traditionally subject to lower levels of volatility, the value of our clients’ assets on our platform varies on a daily basis due to changes in securities prices, cash flow needs, incremental buying and selling of assets and other strategic priorities of our clients. For these reasons, our revenue is subject to fluctuations based on economic conditions, including market conditions and the changing interest rate environment.
•Expansion of Usage with Existing Clients: With the acquisitions of Enfusion, Beacon and Bistro in 2025, we believe there are opportunities to further expand our relationships with existing clients through cross-selling related or complementary functionalities or services that continue to improve their investment management workflows and technology infrastructure. As we continue to execute and maximize each standalone businesses’ potential, we believe that there is a significant opportunity to expand usage from our existing clients as we provide value-adding capabilities and services to support their strategies to evolve and expand into new markets. We expect our revenues from existing clients to continue to increase as they broaden their use of our solutions and expand utilization into other investment groups within their organizations.
Key Components of Results of Operations
The following discussion describes certain line items in our condensed consolidated statements of operations.
Revenue
We generate revenue from fees derived from providing clients with access to the solutions and services on our SaaS platform. Sales of our offerings include a right to use our software in a hosted environment without taking possession of the software. A large number of our contracts are generally cancellable with 30 days’ notice without penalty. We generally invoice clients monthly in arrears based on a percentage of the average daily value of assets within a client’s accounts on our platform during that month, or based on a fixed monthly base fee. Payment terms may vary by contract but generally include a requirement of payment within 30 days following the month in which services are provided. Fees invoiced in advance of the delivery of the Company’s performance obligations are deemed set-up activities and are deferred as a material right and recognized over time, typically 12 months. Through the JUMP Technology acquisition, we also earn license revenue.
Cost of Revenue
Cost of revenue consists of expenses related to delivery of revenue-generating services, including expenses associated with client services, onboarding, reconciliation and agreements related to the purchase of data used in the provision of our services. Salary and benefits for certain personnel associated with supporting these functions, in addition to allocated overhead, amortization of developed technology intangible asset, and depreciation for facilities, are also included in cost of revenue.
Operating Expenses
Research and development expense consists primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancement of our offering, ensuring operational stability and performance and development of new offerings.
Sales and marketing expense consists of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expenses, the cost of trade shows and seminars, and amortization of customer relationships intangible assets.
General and administrative expense consists primarily of personnel costs for IT, finance, administration, human resources and general management, amortization of trade names intangible asset, as well as expenses from legal, corporate technology and accounting service providers.
Interest Expense
Interest expense reflects interest accrued on our outstanding borrowings during the course of the applicable period. The accrual of interest varies depending on the timing and amount of borrowings and repayments during the period as well as fluctuations in interest rates.
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
On November 4, 2024, the Company entered into the TRA Amendment, which amended the TRA to provide for one-time settlement payments in a gross amount of approximately $72.5 million, inclusive of approximately $69.2 million to be paid to the TRA Parties (net of the TRA Bonus Payments) and approximately $3.3 million TRA Bonus Payments to be paid to certain executive officers of the Company (collectively, the “TRA Settlement Payments”), plus approximately $6.5 million in third-party expenses. Upon the payment of the TRA Settlement Payments, the TRA Parties have no further rights to receive payments (past, current, or future) under the TRA, and the Company will have no further payment obligations (past, current, or future) to the TRA Parties under the TRA. Most of the TRA Settlement Payments were made in December 2024. The remaining TRA Settlement Payments were made in the first quarter of 2025. Refer to Note 15 “Tax Receivable Agreement Liability” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Other (Income) Expense, Net
Other (income) expense, net consists of gains and losses of foreign currency and investments, and interest income. Interest income relates to interest received on our cash and cash equivalents based on interest rates in the course of the applicable period, and interest received from other investments.
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

Key Operating Measures
We consider certain operating measures, such as annualized recurring revenue, gross retention rates and net retention rates, in measuring the performance of our business. The following table summarizes these operating measures as of the dates presented:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2025
Annualized recurring revenue (in thousands)	$493,852	$783,450
Gross revenue retention rate	98%	98%
Net revenue retention rate	114%	110%
2024
Annualized recurring revenue (in thousands)	$402,326	$427,189	$456,941	$474,924
Gross revenue retention rate	99%	99%	99%	98%
Net revenue retention rate	110%	110%	114%	116%
Annualized Recurring Revenue
Annualized recurring revenue is calculated at the end of a period by dividing the recurring revenue in the last month of such period by the number of days in the month and multiplying by 365.
Because a substantial majority of the assets on our Clearwater platform are fixed income securities that typically have low levels of volatility with respect to their market value, the growth in annualized recurring revenue is generally not attributable to the fluctuating market value of the assets on our platform. Rather, the growth in annualized recurring revenue is due to an increase in the number of clients using our offering as well as from onboarding more assets of our existing clients onto our platform.
Annualized recurring revenue increased 83.4% from June 30, 2024 to June 30, 2025 on account of growth in our client base as we brought new clients onto our platform and also added additional assets onto our platform from existing clients, as well as acquired customer base related to the acquisitions of Enfusion and Beacon.
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
As of June 30, 2025, the gross revenue retention rate was 98% compared to 99% as of June 30, 2024. The Company has reported a gross revenue retention rate of at least 98% gross retention in 25 of the last 26 quarters. We believe the consistent and high gross revenue retention rate is a testament to the value proposition that our leading solution offers.
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
As of June 30, 2025, the net revenue retention rate was 110%, consistent with the retention rate as of June 30, 2024. Our relationships with our clients expand as these clients add more assets to our platform, with our quarterly net revenue retention rates between 110% and 114% in 2025. The current quarter net retention rate is lower than Q1 2025 primarily due to the inclusion of the net retention of the acquired businesses within our consolidated metric which at present are lower than historical Clearwater retention. Absent the inclusion of the acquired businesses, the net retention rate remained consistent with the rates reported in Q1 2025.
Non-GAAP Financial Measures
We also consider certain non-GAAP financial measures that are not prepared in accordance with U.S. GAAP, such as Adjusted EBITDA and Adjusted EBITDA Margin, in measuring the performance of our business. The non-GAAP measures are not based on any standardized methodology prescribed by GAAP and are not necessarily comparable to similar measures presented by other companies. However, we believe that this non-GAAP information is useful as an additional means for investors to evaluate our operating performance, when reviewed in conjunction with our GAAP financial statements. These measures should not be considered in isolation or as a substitute for measures prepared in accordance with GAAP, and because these amounts are not determined in accordance with GAAP, they should not be used exclusively in evaluating our business and operations. In addition, undue reliance should not be placed upon non-GAAP or operating information because this information is neither standardized across companies nor subjected to the same control activities and audit procedures that produce our GAAP financial results.
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are supplemental performance measures that our management uses to assess our operating performance. We define Adjusted EBITDA as net income plus (i) interest expense, (ii) depreciation and amortization, (iii) equity-based compensation expense and related payroll taxes, (iv) tax receivable agreement expense, (v) transaction expenses, (vi) provision for (benefit from) income taxes, and (vii) other income, net. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.
The following tables reconcile net income to Adjusted EBITDA and include amounts expressed as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	(in thousands, except percentages)				(in thousands, except percentages)
Net income (loss)	$(24,151)	(13%)	$276	0%	$(17,215)	(6%)	$2,511	1%
Adjustments:
Interest expense	13,464	7%	1,082	1%	14,383	5%	2,181	1%
Depreciation and amortization	23,606	13%	2,941	3%	26,752	9%	5,491	3%
Equity-based compensation expense and related payroll taxes	38,843	21%	25,151	24%	66,405	22%	53,632	26%
Tax receivable agreement expense	—	0%	5,915	6%	—	0%	6,201	3%
Transaction expenses(1)	10,433	6%	875	1%	17,713	6%	1,678	1%
Amortization of prepaid management fees and reimbursable expenses	10	0%	637	2%	10	0%	1,172	2%
Provision for (benefit from) income tax expense	(2,347)	(1%)	79	0%	(797)	0%	(19)	0%
Other income, net	(1,546)	(1%)	(3,508)	(3%)	(3,869)	(1%)	(7,197)	(3%)
Adjusted EBITDA	$58,312	32%	$33,448	31%	$103,382	33%	$65,650	31%
Revenue	$181,937	100%	$106,791	100%	$308,801	100%	$209,510	100%
(1) Transaction expenses primarily consist of severance costs, transaction related bonuses, professional & legal fees and administrative costs for closed acquisitions.

Results of Operations
The following tables set forth our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$181,937	$106,791	$308,801	$209,510
Cost of revenue(1)	63,423	29,890	97,347	58,069
Gross profit	118,514	76,901	211,454	151,441
Operating expenses:
Research and development(1)	49,755	35,360	87,154	73,036
Sales and marketing(1)	39,221	15,169	58,853	31,480
General and administrative(1)	44,118	22,528	72,945	43,248
Total operating expenses	133,094	73,057	218,952	147,764
Income (loss) from operations	(14,580)	3,844	(7,498)	3,677
Interest expense	13,464	1,082	14,383	2,181
Tax receivable agreement expense	—	5,915	—	6,201
Other income, net	(1,546)	(3,508)	(3,869)	(7,197)
Income (loss) before income taxes	(26,498)	355	(18,012)	2,492
Provision for (benefit from) income taxes	(2,347)	79	(797)	(19)
Net income (loss)	(24,151)	276	(17,215)	2,511
Less: Net income (loss) attributable to non-controlling interests	(926)	706	(663)	1,044
Net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(23,225)	$(430)	$(16,552)	$1,467

(1)Amounts include equity-based compensation as follows:

Cost of revenue	$4,619	$3,273	$8,083	$6,419
Operating expenses:
Research and development	8,792	9,182	17,490	18,093
Sales and marketing	10,182	2,692	14,191	6,513
General and administrative	13,955	9,711	21,496	18,058
Total equity-based compensation expense	$37,548	$24,858	$61,260	$49,083

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	35%	28%	32%	28%
Gross profit	65%	72%	68%	72%
Operating expenses:
Research and development	27%	33%	28%	35%
Sales and marketing	22%	14%	19%	15%
General and administrative	24%	21%	24%	21%
Total operating expenses	73%	68%	71%	71%
Income (loss) from operations	(8%)	4%	(2%)	2%
Interest expense	7%	1%	5%	1%
Tax receivable agreement expense	0%	6%	0%	3%
Other income, net	(1%)	(3%)	(1%)	(3%)
Income (loss) before income taxes	(15%)	0%	(6%)	1%
Provision for (benefit from) income taxes	(1%)	0%	0%	0%
Net income (loss)	(13%)	0%	(6%)	1%
Comparison of the three and six months ended June 30, 2025 and 2024 (unaudited)
Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Revenue	$181,937	$106,791	$75,146	70%	$308,801	$209,510	$99,291	47%
Revenue increased $75.1 million and $99.3 million for the three and six months ended June 30, 2025 as compared to the corresponding period in 2024. The increase was due to new clients brought onto our Clearwater platform which resulted in an increase in revenue of $8.4 million and $14.9 million for the three and six months ended June 30, 2025, respectively; acquired customer base related to the Enfusion and Beacon acquisitions of $42.5 million and $8.8 million, respectively; and changes to our existing clients’ assets on our Clearwater platform and increasing revenue which is not related to assets on our platform. Average assets on our Clearwater platform that were billed to new and existing clients increased 11% and 12% for the three and six months ended June 30, 2025, respectively, as compared to the corresponding period in 2024. Average basis point rate billed to clients increased by 6.0% and 4.1% for the three and six months ended June 30, 2025, respectively, compared to the corresponding period in 2024.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Equity-based compensation	$4,619	$3,273	$1,346	41%	$8,083	$6,419	$1,664	26%
All other cost of revenue	58,804	26,617	32,187	121%	89,264	51,650	37,614	73%
Total cost of revenue	$63,423	$29,890	$33,533	112%	$97,347	$58,069	$39,278	68%
Percent of revenue	35%	28%			32%	28%
Cost of revenue changed as follows:

	Change From 2024 to 2025 QTD	Change From 2024 to 2025 YTD
	(in thousands)
Increased depreciation and amortization	$14,985	$15,647
Increased payroll and related costs	11,929	15,521
Increased data costs	3,164	4,171
Increased technology costs	1,951	2,037
Increased equity-based compensation	1,346	1,664
Other items	158	238
Total change	$33,533	$39,278
The increase in cost of revenue for the three and six months ended June 30, 2025 was primarily due to increased depreciation and amortization of acquired intangible assets from the acquisitions completed in April 2025, increased payroll and related costs as a result of headcount growth from acquisitions of $9.2 million in the three and six months ended June 30, 2025, increases in merit-based compensation, changes in our employee base leading to higher compensation, and increased equity-related payroll taxes for vested equity awards. In addition, cost of revenue increased due to higher data costs for acquiring vendor data contracts, increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, and increased equity-based compensation due to grants of additional awards to employees.
Operating Expenses
Research and Development

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Equity-based compensation	$8,792	$9,182	$(390)	(4%)	$17,490	$18,093	$(603)	(3%)
All other research and development	40,963	26,178	14,785	56%	69,664	54,943	14,721	27%
Total research and development	$49,755	$35,360	$14,395	41%	$87,154	$73,036	$14,118	19%
Percent of revenue	27%	33%			28%	35%

Research and development expenses changed as follows:

	Change From 2024 to 2025 QTD	Change From 2024 to 2025 YTD
	(in thousands)
Increased payroll and related costs	$11,525	$9,338
Increased technology cost	1,806	3,284
Increased outside services and contractors costs	614	653
Other items	450	843
Total change	$14,395	$14,118
The increase in research and development expenses for the three and six months ended June 30, 2025 was primarily due to increased payroll and related costs as a result of headcount growth from acquisitions of $10.5 million in the three and six months ended June 30, 2025, increases in merit-based compensation, changes in our employee base leading to higher compensation, and partially offset by decreased equity-related payroll taxes for vested equity awards. In addition, research and development expenses increased due to increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, and increased outside services and contractors costs related to the Bistro Asset Acquisition.
Sales and Marketing

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Equity-based compensation	$10,182	$2,692	$7,490	278%	$14,191	$6,513	$7,678	118%
All other sales and marketing	29,039	12,477	16,562	133%	44,662	24,967	19,695	79%
Total sales and marketing	$39,221	$15,169	$24,052	159%	$58,853	$31,480	$27,373	87%
Percent of revenue	22%	14%			19%	15%
Sales and marketing expense changed as follows:

	Change From 2024 to 2025 QTD	Change From 2024 to 2025 YTD
	(in thousands)
Increased payroll and related costs	$8,717	$11,570
Increased equity-based compensation	7,490	7,678
Increased depreciation and amortization	4,761	4,779
Increased marketing expense	1,084	859
Increased facility costs	501	798
Increased technology costs	357	485
Other items	1,142	1,204
Total change	$24,052	$27,373
The increase in sales and marketing expense for the three and six months ended June 30, 2025 was primarily due to increased payroll and related costs as a result of headcount growth from acquisitions of $5.6 million in the three and six months ended June 30, 2025 and increases in merit-based compensation, increased equity-based compensation due to grants of additional awards to employees, and movement of a key employee from research and development to sales and marketing with a change in responsibilities, increased depreciation and amortization of acquired intangible assets, increased marketing expense related to company-hosted marketing events, increased allocation of facilities cost due to additional office space, and increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services.

General and Administrative

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Equity-based compensation	$13,955	$9,711	$4,244	44%	$21,496	$18,058	$3,438	19%
All other general and administrative	30,163	12,817	17,346	135%	51,449	25,190	26,259	104%
Total general and administrative	$44,118	$22,528	$21,590	96%	$72,945	$43,248	$29,697	69%
Percent of revenue	24%	21%			24%	21%

General and administrative expenses changed as follows:

	Change From 2024 to 2025 QTD	Change From 2024 to 2025 YTD
	(in thousands)
Increased payroll and related costs	$10,744	$12,257
Increased equity-based compensation	4,244	3,438
Increased outside services and contractors	2,053	8,512
Increased facility costs	1,524	1,559
Increased technology costs	809	1,056
Increased depreciation and amortization	692	686
Increased insurance costs	562	610
Other items	962	1,579
Total change	$21,590	$29,697
The increase in general and administrative expense for the three and six months ended June 30, 2025 was primarily due to increased payroll and related costs due to headcount growth from acquisitions of $10.3 million in the three and six months ended June 30, 2025, increases in merit-based compensation, increased equity-based compensation due to grants of additional awards to employees, include new grants to employees from acquired entities of $3.8 million in the three and six months ended June 30, 2025, increased outside services and contractors related to legal, consulting and accounting professional services supporting the Enfusion, Beacon and Bistro acquisitions, increased allocation of facilities cost due to additional office space, increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, increased depreciation and amortization of acquired intangible assets, and increased insurance costs related to directors and officers liability insurance.
Non-Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Interest expense	$13,464	$1,082	$12,382	1,144%	$14,383	$2,181	$12,202	559%
Tax receivable agreement expense	$—	$5,915	$(5,915)	(100%)	$—	$6,201	$(6,201)	(100%)
Other income, net	$(1,546)	$(3,508)	$(1,962)	(56%)	$(3,869)	$(7,197)	$(3,328)	(46%)

Interest expense increased in the three and six months ended June 30, 2025 mainly due to the newly obtained borrowings under the 2025 Credit Agreement with an average aggregate principal outstanding balance of $937.3 million and weighted average interest rate of 6.53% in the three and six months ended June 30, 2025.
There was no tax receivable agreement expense in the three months ended June 30, 2025 as all obligations of the tax receivable agreement have been fully paid in accordance with the TRA Amendment in 2024 and no further tax receivable agreement expense is expected in the future.
Other income, net relates to interest income, foreign exchange gains and losses which is driven by fluctuations in exchange rates, and gains and losses related to our investments.
Provision for (Benefit from) Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Provision for (benefit from) income taxes	$(2,347)	$79	$(2,426)	(3071%)	$(797)	$(19)	$(778)	(4095%)
The provision for (benefit from) income taxes for the three months ended June 30, 2025 decreased due to the valuation allowance release on most of our U.S. net deferred tax assets in the fourth quarter of 2024. The provision for (benefit from) income taxes in the current year includes taxes on our U.S. income (losses) whereas no taxes were provided for on our U.S. income in the prior year due to the valuation allowance. The benefit from income taxes for the six months ended June 30, 2025 increased due to the valuation allowance release on most of our U.S. net deferred tax assets in the fourth quarter of 2024 as well as a decrease in year to date and forecasted pretax profit for the year. The decreased pretax profit is largely attributable to one time expenses related to the acquisitions of Enfusion and Beacon, amortization of intangibles from the acquisitions of Enfusion and Beacon, as well as increased interest expense from debt incurred to fund the acquisitions of Enfusion and Beacon.
Liquidity and Capital Resources
To date, we have primarily financed our operations through cash flows from operations and financing activities.
As of June 30, 2025, we had total cash, cash equivalents and investments of $71.9 million, including cash and cash equivalents of $68.4 million, and short-term investments of $3.5 million. Cash, cash equivalents and short-term investments primarily consist of highly-liquid investments in money market funds and certificates of deposit.
We believe our existing cash and cash equivalents, together with cash expected to be generated from operations, borrowings available under our 2025 Revolving Facility, and our access to capital markets, will be sufficient to meet our operating working capital, capital expenditure and debt repayment requirements over the next 12 months. Our future financing requirements will depend on many factors, including our growth rate, revenue retention rates, the timing and extent of spending to support development of our platform and any future investments or acquisitions we may make.
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$71,581	$53,963
Net cash used in investing activities	(984,343)	(53,729)
Net cash provided by (used in) financing activities	801,557	(31,653)
Effect of exchange rate changes on cash and cash equivalents	2,259	(251)
Change in cash and cash equivalents during the period	$(108,946)	$(31,670)

Cash Flows from Operating Activities
Net cash provided by operating activities of $71.6 million during the six months ended June 30, 2025 was primarily the result of our net loss adjusted by non-cash charges, including equity-based compensation, operating lease expense, depreciation and amortization, and cash flows resulting from decrease in changes in operating assets and liabilities of $7.5 million. This primarily includes a decrease in accounts receivable of $10.3 million, which is comprised of a decrease of $4.3 million from acquired entities, net of accounts receivable acquired on acquisition dates, an increase of $3.5 million from growth in Clearwater revenues, offset by a $9.6 million decrease due to collection of aged receivable balances. Prepaid expenses and other assets increased $11.4 million due to the timing of prepaid subscriptions with software vendors. Accrued expenses and other liabilities decreased $5.0 million primarily due to 2024 bonus payment in the first quarter of 2025, partially offset by increase in professional legal services fees in connection with the Bistro, Enfusion and Beacon acquisitions and accrued bonus for 2025.
Net cash provided by operating activities of $54.0 million during the six months ended June 30, 2024 was primarily the result of our net income plus non-cash charges, including equity-based compensation, operating lease expense and depreciation and amortization. Cash flows resulting from changes in assets and liabilities include an increase in accounts receivable of $4.7 million, which is comprised of a $7.2 million increase from growth in revenues, offset by a $2.5 million decrease due to the collection of aged receivable balances. Prepaid expenses and other assets increased $1.1 million primarily due to the receipt of R&D tax credit refunds related to JUMP. Deferred contract acquisition costs increased $1.8 million as a result of growth in sales leading to higher commission payouts. Accrued expenses and other liabilities decreased $4.2 million primarily due to 2023 bonus payment in the first quarter of 2024 and payments related to our operating leases, offset by an increase in deferred revenue as a result of revenue growth. Tax receivable agreement liability increased $4.4 million due to the timing of tax payments for the year ended December 31, 2023 and the accrual of current year’s liability.
Cash Flows from Investing Activities
Net cash used in investing activities of $984.3 million during the six months ended June 30, 2025 was primarily due to the acquisitions of Enfusion and Beacon of $1,074.8 million and the payment of the holdback liability related to the Bistro acquisition of $10.0 million, which was partially offset by $89.5 million in proceeds from the sale of available-for-sale investments and $20.4 million in proceeds from maturities of investments in held-to-maturity investments.
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
Cash Flows from Financing Activities
Net cash provided by financing activities of $801.6 million during the six months ended June 30, 2025 was primarily due to $924.5 million in proceeds from borrowings, net of payment of debt issuance costs, and $3.3 million of proceeds from the employee stock purchase plan, which was offset by a $97.1 million repayment of borrowings and $29.3 million payment of tax withholding on behalf of employees related to net share settlement.
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

There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Annual Report under the caption “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, except for the following accounting policy and specific estimates resulting from the business combinations completed during the three and six months ended June 30, 2025 that involve a greater degree of judgment and complexity.
Business Combinations
We allocate the fair value of the purchase consideration of a business acquisition to the tangible assets, liabilities, and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Our valuation of acquired assets and assumed liabilities requires significant estimates, especially with respect to intangible assets. The valuation of intangible assets, in particular, requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates: future expected revenue, expenses, capital expenditures and other costs, and discount rates. We estimate the fair value based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Acquisition-related expenses and related restructuring costs are recognized separately from the business combination and are expensed as incurred.
Recent Accounting Pronouncements
There are no recent accounting pronouncements during the six months ended June 30, 2025 that are applicable to the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
AUM Market Price Risk
The majority of our revenue is derived from fees that are primarily based on the amount of assets on our Clearwater platform. These fees are stated in basis points, or 1/100th of 1%. Though in substantially all cases we charge a minimum fee regardless of the assets that are loaded onto our platform, our revenues fluctuate based on the value of the assets that our clients maintain on our platform. A total of $8.8 trillion of assets was loaded on our platform as of December 31, 2024. Movements in funds invested between different securities or fluctuations in securities prices or investment performance could cause the value of AUM to decline, which would result in lower fees we receive from our clients.
Interest Rate Risk
We have interest rate risk relating to debt and associated interest expense under the 2025 Credit Agreement. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in material increase in earnings and cash flows. We estimate that a hypothetical increase or decrease in SOFR of 100 basis points would increase or decrease, respectively, our interest expense by $9.0 million on an annual basis under the 2025 Credit Agreement at June 30, 2025.
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

Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2025, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities.
In connection with the completion of the Company’s acquisition of Beacon, the Company issued 7,858,675 shares of Class A common stock as part of the consideration paid for the acquisition on April 30, 2025. The Class A common stock was issued in reliance on the exemption from registration requirements of the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2025, the following officer adopted a “Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K. All trading plans that were adopted during the period were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act, and our policies regarding transactions in our securities.

Name and Title	Date	Action	Expiration Date	Total Shares Subject to Plan
Subi Sethi, Chief Operating Officer	June 9, 2025	Adoption	July 30, 2026	44,436

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
		8-K filed March 12, 2025	001-40838
3.1	Amended and Restated Certificate of Incorporation of Clearwater Analytics Holdings, Inc., dated September 27, 2021	8-K filed September 28, 2021	001-40838	3.1
3.2	Amended and Restated Bylaws of Clearwater Analytics Holdings, Inc., dated September 27, 2021	8-K filed September 28, 2021	001-40838	3.2
3.3	Certificate of Retirement of Class C common stock and Class D common stock of Clearwater Analytics Holdings, Inc.	8-K filed June 16, 2025	001-40838	3.1
10.1**	Credit Agreement, dated as of April 21, 2025, by and among CWAN Acquisition, LLC, a Delaware limited liability company, as holdings, Clearwater Analytics, LLC, a Delaware limited liability company, as the borrower, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent	8-K filed April 21, 2025	001-40838	10.1
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Clearwater Analytics Holdings, Inc.

Date: August 6, 2025	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)