Form 10-Q
period 2025-09-30
Clearwater Analytics Holdings, Inc.
filed 2025-11-05
CIK 1866368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2025, the number of outstanding shares of the registrant’s common stock was:
288,154,032 shares of Class A common stock.
4,506,422 shares of Class B common stock.

i

GLOSSARY
As used in this Quarterly Report on Form 10-Q, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise:
•“Company,” “we,” “us,” “our,” “CWAN” and similar references refer to Clearwater Analytics Holdings, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including CWAN Holdings (as defined below).
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
•“QTD” for any given year means the three months ended September 30 of that year.
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
•“YTD” for any given year means the nine months ended September 30 of that year.

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
Given these risks and uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Quarterly Report on Form 10-Q and should not be relied upon as representing CWAN's expectations or beliefs as of any date subsequent to the time they are made. CWAN does not undertake to and specifically declines any obligation to update any forward-looking statements that may be made from time to time by or on behalf of CWAN.
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2024 included in our Annual Report.
v

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts and per share amounts, unaudited)

	September 30	December 31
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$60,750	$177,350
Short-term investments	3,398	78,139
Accounts receivable, net	152,791	106,151
Prepaid expenses and other current assets	33,871	23,006
Total current assets	250,810	384,646
Property, equipment and software, net	26,262	14,797
Operating lease right-of-use assets, net	40,315	24,797
Deferred contract costs, non-current	9,551	7,013
Debt issuance costs - line of credit	3,670	339
Deferred tax assets, net	671,801	602,500
Intangible assets, net	714,118	30,868
Goodwill	1,267,108	70,971
Long-term investments	—	30,301
Other non-current assets	6,877	3,340
Total assets	$2,990,512	$1,169,572
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,316	$2,934
Accrued expenses and other current liabilities	83,610	55,654
Deferred revenue	17,152	7,329
Notes payable, current portion	8,000	2,750
Operating lease liability, current portion	15,537	8,350
Tax receivable agreement liability	—	35
Total current liabilities	127,615	77,052
Notes payable, less current maturities and unamortized debt issuance costs	830,869	43,164
Operating lease liability, less current portion	28,448	17,655
Other long-term liabilities	2,029	1,470
Total liabilities	988,961	139,341
Stockholders' Equity
Class A common stock, par value $0.001 per share; 1,500,000,000 shares authorized, 288,280,392 shares issued and outstanding as of September 30, 2025, 212,857,580 shares issued and outstanding as of December 31, 2024	288	213
Class B common stock, par value $0.001 per share; 500,000,000 shares authorized, 4,506,422 share issued and outstanding as of September 30, 2025, no shares issued and outstanding as of December 31, 2024	5	—
Class C common stock, par value $0.001 per share; 452,622,413 shares authorized, no shares issued and outstanding as of September 30, 2025, 500,000,000 shares authorized, 12,542,110 shares issued and outstanding as of December 31, 2024	—	13
Class D common stock, par value $0.001 per share; 369,916,245 shares authorized, no shares issued and outstanding as of September 30, 2025, 500,000,000 shares authorized, 22,243,668 shares issued and outstanding as of December 31, 2024	—	22
Additional paid-in-capital	1,712,800	725,174
Accumulated other comprehensive income (loss)	7,448	(1,113)
Retained earnings	261,009	283,946
Total stockholders' equity attributable to Clearwater Analytics Holdings, Inc.	1,981,550	1,008,255
Non-controlling interests	20,001	21,976
Total stockholders' equity	2,001,551	1,030,231
Total liabilities and stockholders' equity	$2,990,512	$1,169,572
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share amounts and per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$205,110	$115,828	$513,911	$325,338
Cost of revenue(1)	70,638	31,357	167,984	89,426
Gross profit	134,472	84,471	345,927	235,912
Operating expenses:
Research and development(1)	52,065	36,618	139,219	109,654
Sales and marketing(1)	44,471	17,889	103,323	49,369
General and administrative(1)	31,382	22,626	104,328	65,873
Total operating expenses	127,918	77,133	346,870	224,896
Income (loss) from operations	6,554	7,338	(943)	11,016
Interest expense	16,119	1,076	30,502	3,256
Tax receivable agreement expense	—	5,344	—	11,545
Other (income) expense, net	439	(3,365)	(3,429)	(10,560)
Income (loss) before income taxes	(10,004)	4,283	(28,016)	6,775
Provision for (benefit from) income taxes	510	(486)	(287)	(505)
Net income (loss)	(10,514)	4,769	(27,729)	7,280
Less: Net income (loss) attributable to non-controlling interests	(179)	1,140	(988)	2,184
Net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(10,335)	$3,629	$(26,741)	$5,096

Net income (loss) per share attributable to Class A and Class D common stockholders stock:
Basic	$(0.04)	$0.02	$(0.10)	$0.02
Diluted	$(0.04)	$0.02	$(0.10)	$0.02

Weighted average shares of Class A and Class D common stock outstanding:
Basic	287,979,411	219,009,124	265,498,307	216,880,515
Diluted	287,979,411	231,467,214	265,498,307	227,768,434

(1)Amounts include equity-based compensation as follows:

Cost of revenue	$4,398	$3,460	$12,480	$9,879
Operating expenses:
Research and development	7,097	8,674	24,588	26,767
Sales and marketing	12,680	3,905	26,870	10,418
General and administrative	9,295	9,937	30,792	27,995
Total equity-based compensation expense	$33,470	$25,976	$94,730	$75,059
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(10,514)	$4,769	$(27,729)	$7,280
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(851)	3,892	9,114	1,645
Unrealized gain (loss) on available-for-sale investments	—	378	(148)	252
Comprehensive income (loss)	$(11,365)	$9,039	$(18,763)	$9,177
Less: Comprehensive income (loss) attributable to non-controlling interests	(192)	1,616	(679)	2,364
Comprehensive income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(11,173)	$7,423	$(18,084)	$6,813
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity
(In thousands, except share amounts, unaudited)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2024	212,857,580	$213	—	$—	12,542,110	$13	22,243,668	$22	$725,174	$(1,113)	$283,946	$21,976	$1,030,231
Issuance of common stock	3,833,333	4	—	—	—	—	—	—	102,729	—	—	—	102,733
Exercise of options to purchase common stock	688,230	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units released	3,999,389	4	—	—	—	—	—	—	—	—	—	—	4
Shares withheld for net share settlement and other	(1,032,812)	(1)	—	—	—	—	—	—	(23,177)	—	—	(1,224)	(24,402)
Equity-based compensation	—	—	—	—	—	—	—	—	22,663	—	—	1,194	23,857
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	3,231	—	171	3,402
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(140)	—	(8)	(148)
Net income	—	—	—	—	—	—	—	—	—	—	6,510	426	6,936
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Effect of LLC unit / share exchanges	6,088,609	6	—	—	—	—	(6,088,609)	(6)	—	—	(4,248)	4,248	—
Balance at March 31, 2025	226,434,329	$226	—	$—	12,542,110	$13	16,155,059	$16	$827,389	$1,978	$286,208	$26,777	$1,142,607
Issuance of common stock	35,788,216	36	—	—	—	—	—	—	774,197	—	—	—	774,233
Exercise of options to purchase common stock	605,077	1	—	—	—	—	—	—	161	—	—	6	168
Restricted stock units released	798,128	1	—	—	—	—	—	—	—	—	—	—	1
Shares withheld for net share settlement and other	(348,118)	—	—	—	—	—	—	—	(4,745)	—	—	(192)	(4,937)
ESPP shares issued	168,910	—	—	—	—	—	—	—	3,188	—	—	128	3,316
Equity-based compensation	—	—	—	—	—	—	—	—	36,222	—	—	1,463	37,685
Acquisition-related restricted stock units issued	—	—	—	—	—	—	—	—	14,110	—	—	570	14,680
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	6,308	—	255	6,563
Net loss	—	—	—	—	—	—	—	—	—	—	(23,225)	(926)	(24,151)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	16	16
Effect of LLC unit / share exchanges and conversions	24,190,747	24	4,506,422	5	(12,542,110)	(13)	(16,155,059)	(16)	37,789	—	7,706	(7,706)	37,789
Balance at June 30, 2025	287,637,289	$288	4,506,422	$5	—	$—	—	$—	$1,688,311	$8,286	$270,689	$20,391	$1,987,970
Issuance of common stock	134,565	—	—	—	—	—	—	—	3,060	—	—	—	3,060
Repurchase of common stock	(456,568)	—	—	—	—	—	—	—	(8,863)	—	—	—	(8,863)
Exercise of options to purchase common stock	447,732	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units released	781,710	—	—	—	—	—	—	—	—	—	—	—	—

Shares withheld for net share settlement and other	(264,336)	—	—	—	—	—	—	—	(2,850)	—	—	(43)	(2,893)
Equity-based compensation	—	—	—	—	—	—	—	—	33,142	—	—	506	33,648
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(838)	—	(13)	(851)
Net loss	—	—	—	—	—	—	—	—	—	—	(10,335)	(179)	(10,514)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Effect of LLC ownership changes	—	—	—	—	—	—	—	—	—	—	655	(655)	—
Balance at September 30, 2025	288,280,392	$288	4,506,422	$5	0	$—	0	$—	$1,712,800	$7,448	$261,009	$20,001	2,001,551

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2023	127,604,185	$128	111,191	$—	32,684,156	$33	82,955,977	$83	$532,507	$2,909	$(181,331)	$55,328	$409,657
Exercise of options to purchase common stock	626,608	—	—	—	—	—	—	—	91	—	—	13	104
Restricted stock units released	3,344,058	3	—	—	—	—	—	—		—	—	—	3
Shares withheld for net share settlement and other	(1,635,604)	(1)	—	—	—	—	—	—	(25,083)	—	—	(3,691)	(28,775)
Equity-based compensation	—	—	—	—	—	—	—	—	21,197	—	—	3,119	24,316
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(1,537)	—	(227)	(1,764)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(58)	—	(8)	(66)
Net income	—	—	—	—	—	—	—	—	—	—	1,898	338	2,236
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	505	505
Effect of ownership changes	16,250,000	16	—	—	(5,259,868)	(5)	(10,990,132)	(11)	—	—	9,830	(9,830)	—
Balance at March 31, 2024	146,189,247	$146	111,191	$—	27,424,288	$27	71,965,845	$72	528,712	$1,314	$(169,603)	$45,547	$406,215
Exercise of options to purchase common stock	836,970	1	—	—	—	—	—	—	5	—	—	—	6
Restricted stock units released	199,874	—	—	—	—	—	—	—	—	—	—	—	—
Shares withheld for net share settlement and other	(638,679)	(1)	—	—	—	—	—	—	(3,824)	—	—	(482)	(4,307)
ESPP shares issued	173,268	—	—	—	—	—	—	—	2,482	—	—	313	2,795
Equity-based compensation	—	—	—	—	—	—	—	—	22,205	—	—	2,800	25,005
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(429)	—	(54)	(483)
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(53)	—	(7)	(60)
Net income (loss)	—	—	—	—	—	—	—	—	—	—	(430)	706	276
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(776)	(776)
Effect of ownership changes	13,661,119	14	—	—	—	—	(13,661,119)	(14)	—	—	(17)	17	—
Balance at June 30, 2024	160,421,799	$160	111,191	$—	27,424,288	$27	58,304,726	$58	$549,580	$832	$(170,050)	$48,064	$428,671
Exercise of options to purchase common stock	867,954	1	—	—	—	—	—	—	89	—	—	11	100
Restricted stock units released	537,259	1	—	—	—	—	—	—	—	—	—	—	1
Shares withheld for net share settlement and other	(679,741)	(1)	—	—	—	—	—	—	(8,513)	—	—	(1,068)	(9,581)
Equity-based compensation	—	—	—	—	—	—	—	—	23,175	—	—	2,910	26,085
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	3,458	—	434	3,892
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	336	—	42	378
Net income	—	—	—	—	—	—	—	—	—	—	3,629	1,140	4,769
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(697)	(697)

Effect of ownership changes	10,866,160	11	(111,191)	—	—	—	(10,754,969)	(11)	—	—	464	(464)	—
Balance at September 30, 2024	172,013,431	$172	0	$—	27,424,288	$27	47,549,757	$48	$564,331	$4,626	$(165,957)	$50,372	453,619
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income (loss)	$(27,729)	$7,280
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,052	8,730
Noncash operating lease cost	12,299	6,900
Equity-based compensation	94,730	75,059
Amortization of deferred contract acquisition costs	7,125	3,573
Amortization of debt issuance costs, included in interest expense	1,793	209
Debt extinguishment cost	419	—
Deferred tax benefit	(2,730)	(3,076)
Accretion of discount on investments	(284)	(1,732)
Realized (gain) loss on investments	(112)	24
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	5,574	(7,875)
Prepaid expenses and other assets	(8,620)	2,561
Deferred contract acquisition costs	(8,711)	(3,416)
Accounts payable	(1,965)	1,586
Accrued expenses and other liabilities	(6,150)	3,763
Tax receivable agreement liability	(35)	9,934
Other long-term liabilities	(1,091)	—
Net cash provided by operating activities	120,565	103,520
INVESTING ACTIVITIES
Purchases of property, equipment and software	(8,512)	(4,437)
Purchases of intangible assets	(239)	—
Purchase of held to maturity investments	(4,686)	(3,009)
Purchases of available-for-sale investments	—	(93,968)
Proceeds from sale of available-for-sale investments	89,479	—
Proceeds from maturities of investments	20,375	86,867
Acquisition of businesses, net of cash acquired	(1,074,783)	(40,121)
Payment of asset acquisition holdback liability	(10,000)	—
Payment of initial direct costs for operating leases	(89)	(104)
Net cash used in investing activities	(988,455)	(54,772)
FINANCING ACTIVITIES
Proceeds from exercise of options	168	210
Taxes paid related to net share settlement of equity awards	(32,232)	(42,663)
Repurchase of common stock	(8,503)	—
Proceeds from borrowings, net of payment of debt issuance costs	924,475	—
Repayments of borrowings	(137,063)	(2,062)
Payment of business acquisition holdback liability	—	(780)
Proceeds from employee stock purchase plan	3,316	2,795
Payment of tax distributions	—	(25)
Net cash provided by (used in) financing activities	750,161	(42,525)
Effect of exchange rate changes on cash and cash equivalents	1,129	706

Change in cash and cash equivalents during the period	(116,600)	6,929
Cash and cash equivalents, beginning of period	177,350	221,765
Cash and cash equivalents, end of period	$60,750	$228,694
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$16,892	$2,627
Cash paid for income taxes	$1,166	$1,179
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property, equipment and software included in accounts payable and accrued expense	$54	$25
Acquisition of Bistro intangible assets paid in common stock	$102,729	$—
Repurchase of common stock included in accrued expenses and other liabilities	$360	$—
Business acquisition liability included in accrued expenses and other liabilities	$62	$—
Tax distributions payable to Continuing Equity Owners included in accrued expenses	$2	$3,889
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Organization and Description of Business
Clearwater Analytics Holdings, Inc. (the “Company” or “CWAN”) was incorporated as a Delaware corporation on May 18, 2021, as a holding company for the purpose of facilitating the IPO and other related transactions in order to carry on the business of the Company. Prior to the IPO, all business operations were conducted through Carbon Analytics Holdings, LLC, which changed its name to CWAN Holdings, LLC (“CWAN Holdings”) in connection with the IPO. CWAN provides a comprehensive solution for institutional investors across global public and private markets. Our platform integrates portfolio management, trading, investment accounting, reconciliation, regulatory reporting, performance, compliance, and risk analytics in one unified system, and serves leading insurers, asset managers, hedge funds, and asset owners including banks, corporations, and government entities. Following the IPO, CWAN’s principal asset consists of ownership of common units in CWAN Holdings. As the sole managing member of CWAN Holdings, CWAN operates and controls all the business operations of the Company. Our corporate structure following the IPO is commonly referred to as an “Up-C” structure. The Company does not have material assets, liabilities, revenues or expenses other than its investment in (and the deferred taxes, if any, associated with) CWAN Holdings, which fully owns CWAN Acquisition LLC and is guarantor of the Company.
The Company headquarters are located in Boise, ID, and we operate in six offices throughout the U.S. and thirteen offices internationally.
As of September 30, 2025, the Company owns 98.5% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class B common stock own the remaining 1.5% of the interests in CWAN Holdings. The attributes of the Company's classes of common stock are summarized in the following table:

Class of Common Stock	Votes per Share	Economic Rights
Class A common stock	1	Yes
Class B common stock	1	No
Class C common stock	10	No
Class D common stock	10	Yes
Pursuant to the Company’s Amended and Restated Certificate of Incorporation, on June 12, 2025, all outstanding shares of the Company’s Class C common stock and Class D common stock were converted to Class B common stock and Class A common stock, respectively, and retired.
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
Significant Accounting Policies
The Company's significant accounting policies are discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes during the three and nine months ended September 30, 2025.
Note 3. Revenue Recognition
For the Company’s contracts with terms that exceed one year and do not include a termination for convenience clause, the following table includes estimated revenue expected to be recognized in the future related to performance obligations that are partially satisfied (in thousands):

	Remainder of 2025	2026	2027	2028	2029 and Thereafter
Revenue expected to be recognized in the future as of September 30, 2025	$17,221	$42,832	$11,787	$2,122	$12
Of the total revenue recognized for the three and nine months ended September 30, 2025, $1.0 million and $6.8 million, respectively, was included in the deferred revenue balance as of December 31, 2024. Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were not material. Contract asset balances classified as current are $1.4 million and $1.8 million as of September 30, 2025 and December 31, 2024, respectively. Contract asset balances classified as non-current are $0.1 million and $0.6 million as of September 30, 2025 and December 31, 2024, respectively.
Revenue by geography as presented in Note 13 “Segment and Geographic Information” is determined based on the billing address of the customer.
Note 4. Cash, Cash Equivalents and Investments
The following tables show the Company’s cash, cash equivalents and investments by significant investment category as of September 30, 2025 and December 31, 2024 in accordance with the fair value hierarchy (in thousands):

	September 30, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$42,599	$—	$—	$42,599	$42,599	$—	$—
Level 1 (1):
Money market funds	18,151	—	—	18,151	18,151	—	—
Level 2 (2):
Fixed deposits	3,398	—	—	3,398	—	3,398	—
Total	$64,148	$—	$—	$64,148	$60,750	$3,398	$—

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$30,431	$—	$—	$30,431	$30,431	$—	$—
Level 1 (1):
Money market funds	145,671	—	—	145,671	145,671	—	—
Level 2 (2):
Treasury bills	1,462	1	—	1,463	—	1,463	—
U.S. government bonds	33,567	61	(9)	33,619	—	26,566	7,053
U.S. agency securities	6,907	—	(3)	6,904	—	—	6,904
Commercial paper	10,670	2	—	10,672	1,248	9,424	—
Corporate debt securities	53,926	112	(17)	54,021	—	37,677	16,344
Certificates of deposit	3,009	—	—	3,009	—	3,009	—
Subtotal	109,541	176	(29)	109,688	1,248	78,139	30,301
Total	$285,643	$176	$(29)	$285,790	$177,350	$78,139	$30,301
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
During each of the nine months ended September 30, 2025 and year ended December 31, 2024, there were no transfers of assets or liabilities between any levels of the fair value hierarchy.
Note 5. Business Combinations
Acquisition of Enfusion Inc.
On April 21, 2025 (“Enfusion Acquisition Date”), the Company completed its previously announced acquisition of all outstanding stock of Enfusion, Inc (“Enfusion”), a leader in SaaS solutions for the investment management and hedge fund industry. The following table illustrates the computation of the estimated preliminary fair value of consideration transferred (in thousands):

Fair Value
Cash paid (1)	$760,499
Fair value of Class A common stock issued (2)	598,648
Fair value of converted Enfusion equity awards attributable to pre-combination service (3)	12,769
Payment to terminate Enfusion’s tax receivable agreement (4)	30,000
Total Merger Consideration	1,401,916
Less: cash acquired	22,864
Total Merger Consideration, net of cash acquired	$1,379,052
(1) Represents the cash consideration paid, consisting of (i) $760 million calculated as a product of 130 million outstanding shares of Enfusion common stock and cash consideration of $5.85 per share, and (ii) $20 thousand to settle all options.
(2) Represents the fair value of 28,066,027 shares of CWAN Class A common stock estimated issued, calculated using the per share price of Class A common stock as of April 21, 2025 of $21.33. Each share of Enfusion common stock settled at closing was exchanged based on the Per Share Parent Stock Amount of 0.2159.
(3) Represents the fair value of Enfusion restricted stock units (“RSUs”) and performance RSUs attributable to pre-combination services. Each outstanding Enfusion RSU and Enfusion RSU that vested in whole or in part based on performance-based vesting conditions assumed by CWAN was converted into a number of RSU awards denominated in shares of CWAN Class A common stock (“CWAN RSUs”). 1.9 million CWAN RSUs with a fair value of $41.3 million were issued, with $12.8 million attributable to pre-combination services. The fair value of Enfusion' equity awards after their conversion into CWAN equity awards attributable to post-combination service will be recognized as expense over the post-combination service periods on a straight-line basis.
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
Acquisition-related costs incurred were $4.6 million during the nine months ended September 30, 2025. There were no acquisition-related costs incurred during the three months ended September 30, 2025 and the three and nine months ended September 30, 2024. These costs mainly consisted of professional fees and administrative costs and were expensed as incurred within "General and administrative" in our condensed consolidated statements of operations. The results of Enfusion’s operations have been included in our consolidated financial statements since the Enfusion Acquisition Date. Enfusion's operations contributed revenues of $57.1 million and $99.6 million, as well as net losses of $0.6 million and $11.7 million, to our condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively.

Acquisition of Beacon Platform Inc.
On April 30, 2025 (“Beacon Acquisition Date”), the Company completed its acquisition of all outstanding stock of Beacon Platform Inc. (“Beacon”), a next-generation leader for cross-asset class modeling and risk analytics for derivatives, private credit and debt, structured products and other alternative assets.
The following table illustrates the computation of the estimated preliminary fair value of consideration transferred.

Fair Value
Cash (1)	$351,328
Fair value of Class A common stock issued (2)	178,645
Fair value of Class A common stock to be issued (2)	62
Fair value of converted Beacon equity awards attributable to pre-combination service (3)	1,911
Total Merger Consideration	531,946
Less: cash acquired	44,208
Total Merger Consideration, net of cash acquired	$487,738
(1) Represents the cash consideration paid and to be paid, calculated based on $7.86 per share.
(2) Represents fair value of 7,858,675 shares of CWAN Class A common stock, calculated using the per share price of Class A common stock as of April 30, 2025 of $22.74. Of the total, 7,855,966 shares of Class A common stock were issued as of September 30, 2025 and the remaining 2,709 shares of Class A common stock are expected to be issued within the next 12 months.
(3) Represents the fair value of Beacon options attributable to pre-combination services. Each outstanding and unvested Beacon option assumed by CWAN was converted into a number of CWAN RSUs. 0.2 million CWAN RSUs with a fair value of $5.5 million were issued, with $1.9 million attributable to pre-combination services. The fair value of Beacon equity awards after their conversion into CWAN equity awards attributable to post-combination service will be recognized as expense over the post-combination service periods on a straight-line basis.
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

Fair Value
Accounts receivable, net	$16,769
Prepaid expenses and other current assets	1,460
Property, equipment and software, net	201
Operating lease right-of-use assets, net	2,597
Goodwill	337,928
Intangible assets, net	166,900
Other assets	431
Accounts payable	(1,272)
Accrued expenses and other current liabilities	(8,555)
Deferred revenue	(12,347)
Operating lease liability, current portion	(482)
Operating lease liability, less current portion	(2,251)
Deferred tax liabilities, net	(13,641)
Total Merger Consideration for acquisition of business, net of cash acquired	$487,738
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
Acquisition-related costs incurred were $4.1 million during the nine months ended September 30, 2025. There were no acquisition-related costs incurred during the three months ended September 30, 2025 and the three and nine months ended September 30, 2024. These costs mainly consisted of professional fees and administrative costs and were expensed as incurred within "General and administrative" in our condensed consolidated statements of operations. The results of Beacon’s operations have been included in our consolidated financial statements since the Beacon Acquisition Date.
These acquisitions accelerate CWAN’s vision of creating a unified, real-time portfolio view across all asset types in a single, cloud-native front-to-back platform solution for the investment management industry.

Supplemental Pro Forma Financial Information (Unaudited)
The following unaudited pro forma financial information presents a summary of the condensed combined results of operations for each of the periods presented, as if the acquisition of Enfusion had occurred as of January 1, 2024, prepared in accordance with ASC 805. The information below reflects pro forma adjustments based on available information and certain assumptions that management believes are factual and supportable. The unaudited pro forma financial information includes adjustments primarily related to amortization of intangible assets acquired, stock-based compensation expense, interest expense for transaction financing, and acquisition-related costs along with the consequential tax effects. Additionally, pro forma information has not been presented for Beacon as disclosure is impracticable due to the unavailability of historical quarterly financial statements. The information for the nine months ended September 30, 2025 does not include results of Beacon for comparability.

	Nine Months Ended September 30,
	2025	2024
Revenue	$559,106	$473,901
Net loss	$(55,883)	$(124,851)
The unaudited pro forma financial information presented above is for informational purposes only and is not indicative of the consolidated results of operations of the combined business had the acquisition of Enfusion actually occurred as of January 1, 2024, or of the results of future operations of the combined business.

Note 6. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the nine months ended September 30, 2025 (in thousands):

Amount
Balance as of December 31, 2024	$70,971
Goodwill acquired	1,190,923
Foreign currency translation adjustment	5,486
Measurement period adjustment	(272)
Balance as of September 30, 2025	$1,267,108
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

	Fair Value	Estimated Useful Life
Blackstone Commercial Agreement	$98,078	7 years
Developed Technology - BISTRO	14,655	7 years
Total	$112,733

The following table presents details of our purchased intangible assets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$582,146	$(47,022)	$535,124	6.6
Commercial agreement	98,078	(7,006)	91,072	6.5
Client relationships	79,667	(4,389)	75,278	9.6
Trade name / Trademarks	14,102	(1,688)	12,414	4.1
Domain name	245	(15)	230	4.7
Total intangible assets	$774,238	$(60,120)	$714,118

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$34,366	$(8,617)	$25,749	4.9
Client relationships	5,619	(769)	4,850	10.7
Trade name / Trademarks	662	(393)	269	2.3
Total intangible assets	$40,647	$(9,779)	$30,868
We recognized amortization expense of $26.5 million and $1.6 million for the three months ended September 30, 2025 and 2024, respectively, and of $49.1 million and $4.1 million for the nine months ended September 30, 2025 and 2024, respectively.
Note 7. Supplemental Consolidated Balance Sheet Information
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Billed accounts receivable	$100,448	$59,995
Unbilled accounts receivable	53,869	46,316
Allowance for doubtful accounts and reserves	(1,526)	(160)
Accounts receivable, net	$152,791	$106,151
The majority of invoices included within the unbilled accounts receivable balance are issued within the first few days of the month directly following the period of service.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Prepaid expenses	$21,072	$12,834
Deferred contract costs, current portion	4,095	5,047
Contract assets	1,366	1,841
Income tax receivable	1,565	687
Other receivable	1,073	1,493
Other current assets	4,700	1,104
Prepaid expense and other current assets	$33,871	$23,006
Property, Equipment and Software, net
Depreciation and amortization expense for the three months ended September 30, 2025 and 2024 was $2.8 million and $1.7 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $6.9 million and $4.6 million, respectively. Accumulated depreciation and amortization as of September 30, 2025 and December 31, 2024 was $29.6 million and $22.9 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued interest	$11,486	$550
Accrued bonus	22,502	16,034
Accrued vendor liabilities	11,390	9,725
Accrued benefits and retirement	17,900	15,478
Acquisition holdback liability	62	—
Accrued commissions	4,148	3,204
Income tax payable	3,138	403
Tax distributions payable to Continuing Equity Owners	2	23
Other current liabilities	12,982	10,237
Accrued expenses and other liabilities	$83,610	$55,654
Other Long-term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
Deferred tax liabilities	$1,091	$1,310
Asset retirement obligation	171	160
Accrued benefits	767	—
Other long-term liabilities	$2,029	$1,470

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
On April 21, 2025, we received cash proceeds of $800 million and $150 million from the initial term loans and revolving commitments, respectively, and repaid $91 million of revolving commitments in the nine months ended September 30, 2025. Cash proceeds and repayments related to the credit agreement were classified as financing activities in our condensed consolidated statements of cash flows.
We may repay some or all of the outstanding balance on the revolving commitments at any time and from time to time prior to their maturity. As of September 30, 2025, the outstanding balance on the revolving commitments is $59 million, leaving $141 million in available borrowing capacity.
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
Future maturities of borrowings as of September 30, 2025 are as follows (in thousands):

September 30,
2025
2025 (remaining three months)	$2,000
2026 (first 9 months)	6,000
Notes payable, current portion	8,000

2026 (last 3 months)	2,000
2027	8,000
2028	8,000
2029	8,000
2030	67,000
Thereafter	758,000
Notes payable, non-current portion	851,000
Unamortized debt issuance costs	(20,131)
Notes payable, less current maturities and unamortized debt issuance costs	$830,869
Net carrying amount	$838,869

Total estimated fair value of our outstanding borrowings was $859.0 million as of September 30, 2025. The fair value is determined based on the quoted prices at the end of the reporting period and categorized as Level 2 in the fair value hierarchy.
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
Operating lease cost was $4.6 million and $11.6 million for the three and nine months ended September 30, 2025. Variable lease cost and short-term lease costs were immaterial during the three and nine months ended September 30, 2025.

Future minimum lease payments at September 30, 2025 under the Company’s non-cancelable leases were as follows (in thousands):

September 30,
2025
2025 (remaining three months)	$4,686
2026	16,684
2027	12,752
2028	7,122
2029	5,545
Thereafter	2,040
Total future minimum lease payments	48,829
Less: Imputed interest	(4,844)
Present value of future minimum lease payments	43,985
Less: Current portion of operating lease liability	(15,537)
Operating lease liabilities - noncurrent	$28,448
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced. As of September 30, 2025, the Company had $34.7 million of undiscounted future minimum lease payments under operating leases that have been signed but have not yet commenced. There was no lease signed but not yet commenced as of December 31, 2024.
The following table presents supplemental information for the Company's non-cancelable operating leases for the nine months ended September 30, 2025 and 2024 (in thousands, except for weighted average and percentage data):

	Nine Months Ended September 30,
	2025	2024
Weighted average remaining lease term	3.24	3.67
Weighted average discount rate	5.96%	5.80%
Cash paid for amounts included in the measurement of lease liabilities	$4,776	$6,676
Leased assets obtained in exchange for new lease liabilities	$6,121	$8,356
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

	September 30, 2025		December 31, 2024
	Shares	Ownership %	Shares	Ownership %
Clearwater Analytics Holdings, Inc. interest in CWAN Holdings	288,280,392	98.5%	235,101,248	94.9%
Continuing Equity Owners' interest in CWAN Holdings	4,506,422	1.5%	12,542,110	5.1%
	292,786,814	100.0%	247,643,358	100.0%

Note 11. Earnings (Loss) Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net earnings (loss) per share of Class A and Class D common stock for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$(10,514)	$4,769	$(27,729)	$7,280
Less: Net income (loss) attributable to non-controlling interests	(179)	1,140	(988)	2,184
Net income (loss) attributable to Clearwater Analytics Holdings, Inc. - basic and diluted	$(10,335)	$3,629	$(26,741)	$5,096
The following tables set forth the computation of basic and diluted net earnings per share of Class A and Class D common stock (in thousands, except share amounts and per share amounts):

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Class A	Class D	Class A	Class D
Basic net loss attributable to Class A and Class D common stockholders
Numerator:
Allocation of net loss attributable to Clearwater Analytics Holdings, Inc.	$(10,335)	$—	$(25,729)	$(1,012)
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	287,979,411	—	255,445,715	10,052,592
Basic net loss per share attributable to Class A and Class D common stockholders	$(0.04)	$—	$(0.10)	$(0.10)

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Class A	Class D	Class A	Class D
Basic net earnings attributable to Class A and Class D common stockholders
Numerator:
Allocation of net income attributable to Clearwater Analytics Holdings, Inc.	$2,755	$874	$3,514	$1,582
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	166,244,278	52,764,846	149,557,644	67,322,871
Basic net earnings per share attributable to Class A and Class D common stockholders	$0.02	$0.02	$0.02	$0.02

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Class A	Class D	Class A	Class D
Diluted net earnings attributable to Class A and Class D common stockholders
Numerator:
Undistributed earnings for basic computation	$2,755	$874	$3,514	$1,582
Reallocation of earnings as a result of conversion of Class B common stock to Class A common stock and conversion of Class C common stock to Class D common stock	55	(55)	119	(119)
Reallocation of earnings as a result of conversion of Class D common stock to Class A common stock	819	—	1,463	—
Allocation of undistributed earnings	$3,629	$819	$5,096	$1,463

Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	166,244,278	52,764,846	149,557,644	67,322,871
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Stock options of Clearwater Analytics Holdings, Inc.	9,752,024	—	8,911,002	—
RSUs of Clearwater Analytics Holdings, Inc.	2,672,525	—	1,961,982	—
ESPP of Clearwater Analytics Holdings, Inc.	33,541	—	14,934	—
Conversion of Class D common stock to Class A common stock outstanding	52,764,846	—	67,322,871	—
Weighted average number of shares of Class A and Class D common stock outstanding - diluted	231,467,214	52,764,846	227,768,433	67,322,871
Diluted net earnings per share attributable to Class A and Class D common stockholders	$0.02	$0.02	$0.02	$0.02
The computation of diluted net earnings per share for the three and nine months ended September 30, 2025 are not separately presented as the Company was in a net loss position in such periods.
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
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net earnings per share due to their anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Conversion of Class B and Class C common stock	4,506,422	27,498,012	9,224,465	27,522,899
Stock options of Clearwater Analytics Holdings, Inc.	4,326,370	5,250	4,822,884	96,628
RSUs of Clearwater Analytics Holdings, Inc.	4,938,764	—	3,059,302	377,770
Employee stock purchase plans	28,059	—	35,543	—
Total	13,799,615	27,503,262	17,142,194	27,997,297

Note 12. Stockholders’ Equity
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
Options
The following table summarizes the stock option activity for the nine months ended September 30, 2025 (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2024	9,514,741	$8.42	5.13	$181,714
Exercised	(1,741,039)	5.77		32,483
Forfeited	(12,083)	13.96
Balance - September 30, 2025	7,761,619	$9.01	4.55	$70,143
Options vested - September 30, 2025	7,710,838	$8.99		$69,862
The aggregate intrinsic value as of September 30, 2025 disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s Class A common stock as of September 30, 2025. As of September 30, 2025, the total unrecognized compensation expense related to unvested options was $0.1 million, which is expected to be recognized over a weighted average period of 0.2 years.
RSUs
The summary of RSU activity for the nine months ended September 30, 2025 is as follows (in thousands, except per share data):

	Units Activity	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2024	12,175,710	$19.12	$335,076
Granted	6,559,874	21.65
Released	(5,579,227)	19.52
Cancelled	(1,028,738)	20.73
Unvested units as of September 30, 2025	12,127,619	$21.53	$218,540
The aggregate intrinsic value disclosed in the above table is based on the closing stock price on the NYSE on September 30, 2025. As of September 30, 2025, there was $171.1 million of unrecognized equity-based compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.2 years.
Employee Stock Purchase Plan
In September 2021, the Board adopted the Clearwater Analytics Holdings, Inc. 2021 Employee Stock Purchase Plan (“ESPP”). As of September 30, 2025, a total of 7,092,009 shares of Class A common stock were available for issuance under the ESPP. The offering periods are scheduled to start on June 1 and December 1 of each year. Eligible employees may purchase the Company's Class A common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee's payroll deductions under the ESPP are limited to 10% of the employee's compensation and an employee may not purchase more than $25,000 of stock during any calendar year in which the employee’s option to purchase stock under the ESPP is outstanding at any time.
As of September 30, 2025, total unrecognized equity-based compensation costs related to ESPP were $0.4 million, which is expected to be recognized over the remaining current offering period ending November 30, 2025.
ESPP payroll contributions accrued at September 30, 2025 and December 31, 2024 totaled $2.7 million and $0.5 million, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.
Share Repurchase Program
In August 2025, the Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. The timing, quantity and price of any share repurchase may vary. Shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended.
During the three months ended September 30, 2025, the Company repurchased and subsequently retired 456,568 shares of Class A common stock for $8.9 million. All repurchases were made in open market transactions. As of September 30, 2025, $91.1 million of the Company’s Class A common stock remained available and authorized for repurchases under the Share Repurchase Program. Subsequent to September 30, 2025 and up through October 31, 2025, the Company repurchased and subsequently retired 410,035 shares of the Company’s Class A common stock for $7.5 million.
The Company records repurchases of its shares of common stock on the trade date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from additional paid-in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. Repurchases that are executed and unpaid are included in accrued expenses and other current liabilities on our condensed consolidated balance sheets.
Note 13. Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision group, in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer (“CEO”). The Company’s CEO reviews financial information presented on a consolidated basis and makes decisions and allocates resources based on the Company as a whole. The Company has one business activity as a provider of a comprehensive solution that integrates portfolio management, trading, investment accounting, reconciliation, regulatory reporting, performance, compliance, and risk analytics in one unified system. Accordingly, the Company operates as one operating segment, and all required segment financial information is found in the condensed consolidated financial statements.
The CODM uses net income (loss) to allocate operating and capital resources and assesses the Company’s performance by comparing actual results and previously forecasted financial information. The measure of segment assets is reported on the balance sheet as total consolidated assets. The following table presents information on revenue, significant expenses, and net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$205,110	$115,828	$513,911	$325,338
Less:
Employee compensation expense	88,971	49,932	229,581	149,428
Technology expense	14,906	8,726	38,533	24,913
Facilities expense	6,789	3,178	16,479	9,928
Outside services and contractors expense	7,171	4,146	16,461	11,780
Data costs	8,672	3,273	19,017	9,316
Provision for (benefit from) income taxes	510	(486)	(287)	(505)
Equity-based compensation expense and related payroll taxes	34,330	26,907	100,735	80,540
Tax receivable agreement expenses	—	5,344	—	11,545
Depreciation and amortization expense	29,300	3,239	56,052	8,730
Interest expense	16,119	1,076	30,502	3,256
Other segment items(1)	8,856	5,724	34,567	9,127
Consolidated net income (loss)	$(10,514)	$4,769	$(27,729)	$7,280
(1) Other segment items included in consolidated net income (loss) includes legal, travel, marketing, training, recruiting and other overhead expenses.
The following table presents the Company’s revenue disaggregated by geography, based on billing address of the customer (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$149,544	$94,517	$386,922	$265,912
Rest of World	55,566	21,311	126,989	59,426
Total revenue	$205,110	$115,828	$513,911	$325,338
The following table presents the Company’s long-lived assets including property, equipment and software, net, and operating lease right-of-use assets, net, disaggregated by geography (in thousands):

	September 30,	December 31,
	2025	2024
United States	$40,499	$21,658
Rest of World	26,078	17,936
Total long-lived assets, net	$66,577	$39,594
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
The following table provides details of the provision for (benefit from) income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (loss) before income taxes	$(10,004)	$4,283	$(28,016)	$6,775
Provision for (benefit from) income taxes	510	(486)	(287)	(505)
Effective tax rate	(5.1%)	(11.3%)	1.0%	(7.5%)
For the three and nine months ended September 30, 2025, the Company’s effective tax rate was different than the statutory rate primarily because of foreign taxes and non-deductible equity-based compensation, offset by tax credits, windfalls from equity-based compensation deductions, as well as the portion of pretax earnings that are attributable to the non-controlling interest and not taxable to the Company. For the three and nine months ended September 30, 2024, the Company’s effective tax rate was different than the statutory rate primarily because of foreign taxes, non-deductible equity-based compensation, the generation of tax credits and incentives, and the valuation allowance on U.S. deferred tax assets.
On July 4, 2025, the U.S. President signed into law “An Act to Provide for Reconciliation Pursuant to Tile II of H. Con. Res. 14” (the “Tax Reform Act of 2025”), also known as the One Big Beautiful Bill Act. The new federal tax legislation includes numerous changes to U.S. corporate income tax law, including but not limited to: permanent 100% bonus depreciation for qualified property, immediate expensing of domestic research and experimental expenditures, modifications to the limitation on business interest expense, and changes to the international tax regime. Most provisions are effective for tax years beginning after December 31, 2024, with certain transition rules and exceptions. The Tax Reform Act of 2025 did not have a significant impact on our provision for income taxes for the three and nine months ended September 30, 2025.
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
We provide investment accounting and reporting, performance measurement, compliance monitoring and risk analytics solutions for asset managers, insurance companies and large corporations. Every day, Clearwater’s powerful platform aggregates and normalizes data on over $8.8 trillion of global invested assets for over 1,400 clients as of December 31, 2024. We bring modern software to an industry that has long been dominated by difficult-to-use, high cost legacy technologies and processes, which often lack data integrity and traceability, and often require significant manual intervention. The strength of our platform is demonstrated by our approximately 80% win rate for new clients over the prior four years in deals that reached the proposal stage, as well as industry-leading NPS and at least 98% gross retention in 26 of the last 27 quarters.
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
•Adding New Clients in Established End Markets: Our future growth is dependent upon our ability to continue to add new clients, and in 2024, we added over 100 net new clients. We are focused on continuing to increase our client base in our established client end-markets of corporations, government entities, insurance companies and asset managers, and doing so with increasingly large and sophisticated clients. With our recent acquisitions of Enfusion and Beacon, we added over 900 new clients in end markets including hedge funds, asset managers, insurance companies and banks. As we add clients, it takes time to fully onboard their assets to the platform. Our revenue generally increases as assets are added to the platform, while the effort to serve the client is relatively consistent over time. Therefore, we expect revenues and gross margins to increase for a client as the client transitions from the onboarding process to a steady state once assets have been onboarded. In any period, our gross margins may fluctuate based on the relative size and number of clients that we are onboarding at that time.
•Expanding and Retaining Relationships with Existing Clients: Our future growth is dependent upon retaining our existing clients and expanding our relationships with these clients through increases in the amount of their assets on our platform. We have enjoyed consistent gross revenue retention rates of at least 98% gross retention in 26 of the last 27 quarters. The consistency in revenue retention creates predictability in our business and enables us to better plan our future investments. Our relationships with our clients expand as these clients add more assets to our platform, with our quarterly net revenue retention rates (as defined below under “—Key Operating Measures”) between 108% and 114% in 2025. Clients may add assets as a result of acquiring new clients themselves or by acquiring new businesses or simply through organic growth, which produces additional assets that they manage using our platform. We believe that our client service model and technology platform are strong contributing factors in our attractive retention rates. As such, we expect to continue to invest in both our operations and research and development functions to maintain and increase our high levels of client satisfaction, which we believe will lead to strong client retention and expansion.
•International Expansion: We believe that the value provided by our platform is equally applicable to asset owners and asset managers outside of North America, and there is a significant opportunity to expand our client base and usage of our platform internationally. Our future growth is dependent upon our ability to successfully enter new international markets and to expand our client base in our current international markets. Our cost to acquire clients in international markets is currently greater than in North America because there is less awareness of the CWAN brand and our product capabilities, and we have to date invested less in sales and marketing internationally. Following the acquisition of Enfusion, which has a strong international presence in Europe and Asia, we expect to accelerate the Company’s global adoption strategy, and strengthen our ability to expand internationally.
•Adding New Clients in Adjacent or Nascent End-Markets: Our strategy is to also add new clients in our more nascent end-markets, which include state and local governments, pension funds, sovereign wealth funds, as well as endowments and foundations. Traditionally, our existing clients have been among our best resources for referring new clients to us, and we will continue to invest in sales and marketing to build awareness of our brand, engage prospective clients and drive adoption of our platform, particularly as it relates to expanding into new end-markets. The acquisition of Enfusion positions CWAN to expand into the hedge fund industry. As we establish our presence in new end-markets, we expect sales and marketing expenditures will be less efficient than in our established verticals and we will become increasingly more efficient at acquiring clients in new end-markets over time.
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

Key Operating Measures
We consider certain operating measures, such as annualized recurring revenue, gross retention rates and net retention rates, in measuring the performance of our business. The following table summarizes these operating measures as of the dates presented:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2025
Annualized recurring revenue (in thousands)	$493,852	$783,450	$807,479
Gross revenue retention rate	98%	98%	98%
Net revenue retention rate	114%	110%	108%
2024
Annualized recurring revenue (in thousands)	$402,326	$427,189	$456,941	$474,924
Gross revenue retention rate	99%	99%	99%	98%
Net revenue retention rate	110%	110%	114%	116%
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
Annualized recurring revenue increased 76.7% from September 30, 2024 to September 30, 2025 on account of growth in our client base as we brought new clients onto our platform and also added additional assets onto our platform from existing clients, as well as acquired customer base related to the acquisitions of Enfusion and Beacon.
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
As of September 30, 2025, the gross revenue retention rate was 98% compared to 99% as of September 30, 2024. The Company has reported a gross revenue retention rate of at least 98% gross retention in 26 of the last 27 quarters. We believe the consistent and high gross revenue retention rate is a testament to the value proposition that our leading solution offers.
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
As of September 30, 2025, the net revenue retention rate was 108% compared to 114% as of September 30, 2024. Our relationships with our clients expand as these clients add more assets to our platform, with our quarterly net revenue retention rates between 108% and 114% in 2025. The current quarter net retention rate is lower primarily due to lower AUM growth and asset-based upsell compared to the same period last year.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are supplemental performance measures that our management uses to assess our operating performance. We define Adjusted EBITDA as net income plus (i) interest expense, (ii) depreciation and amortization, (iii) equity-based compensation expense and related payroll taxes, (iv) tax receivable agreement expense, (v) transaction expenses, (vi) provision for (benefit from) income taxes, and (vii) other (income) expense, net. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.
The following tables reconcile net income to Adjusted EBITDA and include amounts expressed as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	(in thousands, except percentages)				(in thousands, except percentages)
Net income (loss)	$(10,514)	(5%)	$4,769	4%	$(27,729)	(5%)	$7,280	2%
Adjustments:
Interest expense	16,119	8%	1,076	1%	30,502	6%	3,256	1%
Depreciation and amortization	29,300	14%	3,239	3%	56,052	11%	8,730	3%
Equity-based compensation expense and related payroll taxes	34,330	17%	26,907	23%	100,735	20%	80,540	25%
Tax receivable agreement expense	—	—%	5,344	5%	—	—%	11,545	3%
Transaction expenses(1)	549	0%	248	0%	18,263	3%	1,926	1%
Amortization of prepaid management fees and reimbursable expenses	—	—%	608	0%	10	0%	1,780	0%
Provision for (benefit from) income tax expense	510	0%	(486)	0%	(287)	0%	(505)	0%
Other (income) expense, net	439	0%	(3,365)	(3%)	(3,429)	(1%)	(10,560)	(3%)
Adjusted EBITDA	$70,733	34%	$38,340	33%	$174,117	34%	$103,992	32%
Revenue	$205,110	100%	$115,828	100%	$513,911	100%	$325,338	100%
(1) Transaction expenses primarily consist of severance costs, transaction related bonuses, professional & legal fees and administrative costs for closed acquisitions.

Results of Operations
The following tables set forth our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$205,110	$115,828	$513,911	$325,338
Cost of revenue(1)	70,638	31,357	167,984	89,426
Gross profit	134,472	84,471	345,927	235,912
Operating expenses:
Research and development(1)	52,065	36,618	139,219	109,654
Sales and marketing(1)	44,471	17,889	103,323	49,369
General and administrative(1)	31,382	22,626	104,328	65,873
Total operating expenses	127,918	77,133	346,870	224,896
Income (loss) from operations	6,554	7,338	(943)	11,016
Interest expense	16,119	1,076	30,502	3,256
Tax receivable agreement expense	—	5,344	—	11,545
Other (income) expense, net	439	(3,365)	(3,429)	(10,560)
Income (loss) before income taxes	(10,004)	4,283	(28,016)	6,775
Provision for (benefit from) income taxes	510	(486)	(287)	(505)
Net income (loss)	(10,514)	4,769	(27,729)	7,280
Less: Net income (loss) attributable to non-controlling interests	(179)	1,140	(988)	2,184
Net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(10,335)	$3,629	$(26,741)	$5,096

(1)Amounts include equity-based compensation as follows:

Cost of revenue	$4,398	$3,460	$12,480	$9,879
Operating expenses:
Research and development	7,097	8,674	24,588	26,767
Sales and marketing	12,680	3,905	26,870	10,418
General and administrative	9,295	9,937	30,792	27,995
Total equity-based compensation expense	$33,470	$25,976	$94,730	$75,059

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Cost of revenue	34%	27%	33%	27%
Gross profit	66%	73%	67%	73%
Operating expenses:
Research and development	25%	32%	27%	34%
Sales and marketing	22%	15%	20%	15%
General and administrative	15%	20%	20%	20%
Total operating expenses	62%	67%	67%	69%
Income (loss) from operations	3%	6%	0%	3%
Interest expense	8%	1%	6%	1%
Tax receivable agreement expense	0%	5%	0%	4%
Other (income) expense, net	0%	(3%)	(1%)	(3%)
Income (loss) before income taxes	(5%)	4%	(5%)	2%
Provision for (benefit from) income taxes	0%	0%	0%	0%
Net income (loss)	(5%)	4%	(5%)	2%
Comparison of the three and nine months ended September 30, 2025 and 2024 (unaudited)
Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Revenue	$205,110	$115,828	$89,282	77%	$513,911	$325,338	$188,573	58%
Revenue increased $89.3 million and $188.6 million for the three and nine months ended September 30, 2025 as compared to the corresponding periods in 2024. The increase was due to the acquired customer base from acquired entities, new clients brought onto our classic Clearwater platform, as well as changes to our existing clients’ assets on our classic Clearwater platform and increasing revenue which is not related to assets on our platform. Average assets on our classic Clearwater platform that were billed to new and existing clients increased 14% and 13% for the three and nine months ended September 30, 2025, respectively, as compared to the corresponding periods in 2024. Average basis point rate billed to clients increased by 2.0% and 3.7% for the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in 2024.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Equity-based compensation	$4,398	$3,460	$938	27%	$12,480	$9,879	$2,601	26%
All other cost of revenue	66,240	27,897	38,343	137%	155,504	79,547	75,957	95%
Total cost of revenue	$70,638	$31,357	$39,281	125%	$167,984	$89,426	$78,558	88%
Percent of revenue	34%	27%			33%	27%
Cost of revenue changed as follows:

	Change From 2024 to 2025 QTD	Change From 2024 to 2025 YTD
	(in thousands)
Increased depreciation and amortization	$19,171	$34,818
Increased payroll and related costs	12,728	28,249
Increased data costs	3,822	7,994
Increased technology costs	1,389	3,426
Increased equity-based compensation	938	2,601
Increased facility costs	910	1,255
Other items	323	215
Total change	$39,281	$78,558
The increase in cost of revenue for the three and nine months ended September 30, 2025 was primarily due to increased depreciation and amortization of acquired intangible assets from acquisitions, increased payroll and related costs as a result of headcount growth from acquisitions, increases in merit-based compensation, changes in our employee base leading to higher compensation, and increased equity-related payroll taxes for vested equity awards. In addition, cost of revenue increased due to higher data costs for acquiring vendor data contracts, increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, increased equity-based compensation due to grants of additional awards to employees, and increased allocation of facilities cost due to the acquisition of additional office space.
Operating Expenses
Research and Development

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Equity-based compensation	$7,097	$8,674	$(1,577)	(18%)	$24,588	$26,767	$(2,179)	(8%)
All other research and development	44,968	27,944	17,024	61%	114,631	82,887	31,744	38%
Total research and development	$52,065	$36,618	$15,447	42%	$139,219	$109,654	$29,565	27%
Percent of revenue	25%	32%			27%	34%

Research and development expenses changed as follows:

	Change From 2024 to 2025 QTD	Change From 2024 to 2025 YTD
	(in thousands)
Increased payroll and related costs	$11,939	$21,277
Increased technology cost	2,167	5,451
Increased data costs	1,226	1,351
Increased outside services and contractors costs	969	1,621
Increased depreciation and amortization	257	406
Decreased tax credits	23	711
Decreased equity-based compensation	(1,577)	(2,179)
Other items	443	927
Total change	$15,447	$29,565
The increase in research and development expenses for the three and nine months ended September 30, 2025 was primarily due to increased payroll and related costs as a result of headcount growth from acquisitions, increases in merit-based compensation, changes in our employee base leading to higher compensation, partially offset by decreased equity-related payroll taxes for vested equity awards. In addition, research and development expenses increased due to increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, increased data costs for acquiring vendor data contracts, and increased outside services and contractors costs related to acquisitions. These increases were partially offset by decreased equity-based compensation due to the movement of certain key personnel from the research and development team to the sales and marketing team with a change in responsibilities.
Sales and Marketing

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Equity-based compensation	$12,680	$3,905	$8,775	225%	$26,870	$10,418	$16,452	158%
All other sales and marketing	31,791	13,984	17,807	127%	76,453	38,951	37,502	96%
Total sales and marketing	$44,471	$17,889	$26,582	149%	$103,323	$49,369	$53,954	109%
Percent of revenue	22%	15%			20%	15%
Sales and marketing expense changed as follows:

	Change From 2024 to 2025 QTD	Change From 2024 to 2025 YTD
	(in thousands)
Increased payroll and related costs	$8,944	$20,513
Increased equity-based compensation	8,775	16,452
Increased depreciation and amortization	5,880	10,658
Increased marketing expense	901	1,760
Increased facility costs	547	1,346
Increased technology costs	292	777
Increased outside services and contractors	291	586
Other items	952	1,862
Total change	$26,582	$53,954

The increase in sales and marketing expense for the three and nine months ended September 30, 2025 was primarily due to increased payroll and related costs as a result of headcount growth from acquisitions and increases in merit-based compensation, increased equity-based compensation due to grants of additional awards to employees, and movement of certain key personnel from the research and development team to the sales and marketing team with a change in responsibilities, and increased depreciation and amortization of acquired intangible assets. In addition, sales and marketing expenses increased due to increased marketing expense related to company-hosted marketing events, increased allocation of facilities cost due to additional office spaces, and increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services.
General and Administrative

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Equity-based compensation	$9,295	$9,937	$(642)	(6)%	$30,792	$27,995	$2,797	10%
All other general and administrative	22,087	12,689	9,398	74%	73,536	37,878	35,658	94%
Total general and administrative	$31,382	$22,626	$8,756	39%	$104,328	$65,873	$38,455	58%
Percent of revenue	15%	20%			20%	20%

General and administrative expenses changed as follows:

	Change From 2024 to 2025 QTD	Change From 2024 to 2025 YTD
	(in thousands)
Increased payroll and related costs	$3,390	$15,648
Increased outside services and contractors	1,074	9,585
Increased facility costs	1,711	3,270
Increased technology costs	1,204	2,260
Increased depreciation and amortization	753	1,440
Increased recruiting expense	310	761
Increased marketing expense	289	688
(Decreased) Increased equity-based compensation	(642)	2,797
Other items	667	2,006
Total change	$8,756	$38,455
The increase in general and administrative expense for the three and nine months ended September 30, 2025 was primarily due to increased payroll and related costs due to headcount growth from acquisitions, increases in merit-based compensation, increased outside services and contractors related to consulting services for go-to-market assessment, as well as legal, consulting and accounting professional services supporting the acquisitions, increased allocation of facilities cost due to additional office space, increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, increased depreciation and amortization of acquired intangible assets. For the nine months ended September 30, 2025, payroll and related costs included one-time severance costs and transaction related bonuses, and increased equity-based compensation was primarily due to grants of additional awards to employees, including new grants to employees from acquired entities.

Non-Operating (Income) Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Interest expense	$16,119	$1,076	$15,043	1,398%	$30,502	$3,256	$27,246	837%
Tax receivable agreement expense	$—	$5,344	$(5,344)	(100%)	$—	$11,545	$(11,545)	(100%)
Other (income) expense, net	$439	$(3,365)	$(3,804)	(113%)	$(3,429)	$(10,560)	$(7,131)	(68%)
Interest expense increased in the three and nine months ended September 30, 2025 mainly due to the newly obtained borrowings under the 2025 Credit Agreement with an average aggregate principal outstanding balance of $891.9 million and $911.7 million, and the weighted average interest rate is 6.46% and 6.49% in the three and nine months ended September 30, 2025, respectively.
There was no tax receivable agreement expense in the three and nine months ended September 30, 2025 as all obligations of the tax receivable agreement have been fully paid in accordance with the TRA Amendment in 2024 and no further tax receivable agreement expense is expected in the future.
Other (income) expense, net primarily relates to interest income which has reduced significantly due to utilization of surplus funds for acquisitions, foreign exchange gains and losses which is driven by fluctuations in exchange rates, and gains and losses related to our investments.
Provision for (Benefit from) Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change

Provision for (benefit from) income taxes	$510	$(486)	$996	(205%)	$(287)	$(505)	$218	43%
The provision for (benefit from) income taxes for the three months ended September 30, 2025 increased due to the valuation allowance release on most of our U.S. net deferred tax assets in the fourth quarter of 2024. The provision for (benefit from) income taxes in the current year includes taxes on our U.S. income (losses) whereas no taxes were provided for on our U.S. income in the prior year due to the valuation allowance. The benefit from income taxes for the nine months ended September 30, 2025 decreased due to the valuation allowance release on most of our U.S. net deferred tax assets in the fourth quarter of 2024 as well as a decrease in year to date and forecasted pretax profit for the year. The decreased pretax profit is largely attributable to one time expenses related to acquisitions, amortization of intangibles from acquisitions, as well as increased interest expense from debt incurred to fund acquisitions.
Liquidity and Capital Resources
To date, we have primarily financed our operations through cash flows from operations and financing activities.
As of September 30, 2025, we had total cash, cash equivalents and investments of $64.1 million, including cash and cash equivalents of $60.7 million, and short-term investments of $3.4 million. Cash, cash equivalents and short-term investments primarily consist of highly-liquid investments in money market funds and certificates of deposit.
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

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$120,565	$103,520
Net cash used in investing activities	(988,455)	(54,772)
Net cash provided by (used in) financing activities	750,161	(42,525)
Effect of exchange rate changes on cash and cash equivalents	1,129	706
Change in cash and cash equivalents during the period	$(116,600)	$6,929
Cash Flows from Operating Activities
Net cash provided by operating activities of $120.6 million during the nine months ended September 30, 2025 was primarily the result of our net loss adjusted by non-cash charges, including equity-based compensation, operating lease expense, depreciation and amortization of $141.6 million, which was partially offset by a decrease in changes in operating assets and liabilities of $21.0 million. Cash flows resulting from changes in operating assets and liabilities includes increased prepaid expenses and other assets of $8.6 million due to the timing of prepaid subscriptions with software vendors, increased deferred contract costs of $8.7 million in line with increased revenue arrangements, and decreased accrued expenses and other liabilities of $6.2 million primarily due to payments related to our operating leases, partially offset by cash inflows from decrease in accounts receivable of $5.6 million mainly due to acquired entities. Operating assets and liabilities are net of acquired entities’ balances recognized as of acquisition dates.
Net cash provided by operating activities of $103.5 million during the nine months ended September 30, 2024 was primarily the result of our net income plus non-cash charges, including equity-based compensation, operating lease expense and depreciation and amortization and positive changes in operating assets and liabilities. Cash flows resulting from changes in operating assets and liabilities include an increase in tax receivable agreement liability of $9.9 million due to the accrual of current year’s liability and the timing of tax payments for the year ended December 31, 2023, increase in accrued expenses and other liabilities of $3.8 million primarily due to increased deferred revenue for professional services invoiced in advance of services being performed partially offset by payment in the first quarter of 2024 of bonuses to employees earned in 2023 and payments related to our operating leases, decrease in prepaid expenses and other assets $1.1 million primarily due to amortization of prepaid software subscriptions, partially offset by cash outflows from an increase in accounts receivable of $7.9 million comprised of $16.8 million increase from growth in revenues offset by a $8.9 million decrease due to collection of aged receivable balances and increase in deferred commissions $3.4 million as a result of growth in sales leading to higher commission payouts.
Cash Flows from Investing Activities
Net cash used in investing activities of $988.5 million during the nine months ended September 30, 2025 was primarily due to the acquisitions of Enfusion and Beacon of $1,074.8 million and acquisition of Bistro intangibles of $10.0 million, which was partially offset by proceeds from the sale of available-for-sale investments of $89.5 million and proceeds from maturities of investments of $20.4 million.
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
Cash Flows from Financing Activities
Net cash provided by financing activities of $750.2 million during the nine months ended September 30, 2025 was primarily due to $924.5 million in proceeds from borrowings, net of payment of debt issuance costs, and $3.3 million of proceeds from the employee stock purchase plan, which was partially offset by a $137.1 million repayment of borrowings, $32.2 million payment of tax withholding on behalf of employees related to net share settlement, and $8.5 million payment for repurchase of common stock.
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
There have been no material changes to our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in the Annual Report under the caption “Critical Accounting Estimates” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Part II, Item 7, except for the following accounting policy and specific estimates resulting from the business combinations completed during the three and nine months ended September 30, 2025 that involve a greater degree of judgment and complexity.
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
Recent Accounting Pronouncements
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU relates to estimating credit losses under CECL for current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers, including those acquired in a transaction accounted for under ASC 805, Business Combinations. The requirements of the ASU are effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.
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

Interest Rate Risk
We have interest rate risk relating to debt and associated interest expense under the 2025 Credit Agreement. At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in material increase in earnings and cash flows. We estimate that a hypothetical increase or decrease in SOFR of 100 basis points would increase or decrease, respectively, our interest expense by $8.6 million on an annual basis under the 2025 Credit Agreement at September 30, 2025.
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

Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2025, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to shares of Class A common stock purchased by the Company during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
				(in millions)
July 1 to July 31, 2025	—	$—	—	$—
August 1 to August 31, 2025	—	$—	—	$—
September 1 to September 30, 2025	456,568	$19.41	456,568	$91.1
Total	456,568		456,568
(1) In August 2025, the Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. The timing, quantity and price of any share repurchase may vary. Shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. See Note 12 — Stockholders' Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases.
(2) Weighted average price paid per share includes costs associated with the repurchases.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
There were no adoptions or terminations of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2025 intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”).
We inadvertently omitted the disclosure of a Rule 10b5-1 Plan adopted by Souvik Das, our Chief Technology Officer, on May 6, 2025, in Item 5 of Part II in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. The Rule 10b5-1 Plan was intended to satisfy the affirmative defense in Rule 10b5-1(c). The details of this plan are set forth below.

Name and Title	Date	Action	Expiration Date	Total Shares Subject to Plan
Souvik Das, Chief Technology Officer	May 6, 2025	Adoption	August 15, 2026	120,000

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
______________________________
*Filed herewith.
**    Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. CWAN hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clearwater Analytics Holdings, Inc.

Date: November 5, 2025	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)