Form 10-K
period 2025-12-31
Clearwater Analytics Holdings, Inc.
filed 2026-02-18
CIK 1866368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-K
_______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, $0.001 par value per share, held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6,253,649,261 (based on the closing sales price of the registrant’s common stock on that date). Shares of the registrant’s common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of Registrant’s Common Stock outstanding as of February 13, 2026 was:
294,353,077 shares of Class A common stock.
1,113,136 shares of Class B common stock.

i

GLOSSARY
As used in this Annual Report on Form 10-K, the terms identified below have the meanings specified below unless otherwise noted or the context indicates otherwise:
•“Company,” “we,” “us,” “our”, “CWAN” and similar references refer to Clearwater Analytics Holdings, Inc., and, unless otherwise stated, all of its direct and indirect subsidiaries, including CWAN Holdings (as defined below).
•“2025 Credit Agreement” refers to the credit agreement, dated as of April 21, 2025, entered into by and among
CWAN Acquisition, LLC, Clearwater Analytics, LLC, the lenders party thereto from time to time, and
JPMorgan Chase Bank, N.A., as administrative agent and collateral agent.
•“Beacon” refers to Beacon Platform Inc.
•“CECL” refers to the current expected credit losses model per ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
•“CIS” refers to the Center for Internet Security.
•“Continuing Equity Owners” refers collectively to direct or indirect holders of LLC Interests and/or our Class B common stock, including certain of the Initial Principal Equity Owners (as defined in the LLC Agreement) and certain of our directors and their respective Permitted Transferees who may exchange at each of their respective options, in whole or in part from time to time, their LLC Interests (along with an equal number of shares of Class B common stock (and such shares shall be immediately canceled)) for newly issued shares of our Class A common stock.
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
•“Merger Agreement” refers to the Agreement and Plan of Merger, dated December 20, 2025, by and among the Company, GT Silver BidCo, Inc. (“Parent”) and GT Silver Merger Sub, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”).
•“Merger” refers to the proposed merger, pursuant to which, on the terms and conditions set forth in the Merger Agreement and in accordance with the Delaware General Corporation Law, Merger Sub will merge with and into the Company.
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
•“NYSE” refers to the New York Stock Exchange.
•“Other Continuing Equity Owners” refers to Continuing Equity Owners who are not also Prior Principal Equity Owners.

•“OEMS” refers to Order and Execution Management Systems.
•“Permira” refers to Permira Advisers LLC.
•“Permitted Transferee” refers to, subject to the provisions of the LLC Agreement, (a) with respect to any Prior Principal Equity Owner, any of such Prior Principal Equity Owner’s affiliates and (b) with respect to any Other Continuing Equity Owner, any such Other Continuing Equity Owner’s affiliates or, in the case of individuals, members of their immediate family.
•“PMS” refers to Portfolio Management System.
•“Prior Credit Agreement” refers to a credit agreement, as amended, which Clearwater Analytics, LLC entered into with JPMorgan Chase Bank, N.A. in connection with the closing of the IPO.
•“Prior Principal Equity Owners” refers to Welsh Carson, Warburg Pincus, Permira and their respective affiliates and Permitted Transferees.
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
•“Warburg Pincus” refers to Warburg Pincus LLC.
•“Welsh Carson” refers to Welsh, Carson, Anderson & Stowe.
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
Important factors that could cause actual results, performance or achievements to differ materially from our expectations include, but are not limited to, the following:
•if our proposed Merger does not close, or is delayed, we may experience financial and operational disruptions. In addition our stock price may decline if the Merger is perceived as uncertain to close;
•lawsuits may be filed against us and the members of our Board of Directors arising out of the proposed Merger, which may delay or prevent the proposed Merger or otherwise negatively affect our business and operations;
•the Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger;
•we are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement;
•we operate in a highly competitive industry, with many companies competing for business from insurance companies, asset managers, hedge funds, corporations and government entities on the basis of a number of factors, including the quality and breadth of solutions and services provided, ability to innovate, reputation and the prices of services, and this competition could hurt our financial performance and cash flows;
•our results of operations and financial condition are highly dependent on fees based on the value of the assets on our platform, and for certain solutions dependent on user fees, connectivity fees, market data fees, and managed service fees. To the extent market volatility, a downturn in economic conditions, product utilization or other factors cause negative trends, fluctuations in usage or fluctuations in the value of the assets on our platform, our fee-based revenue and earnings may decline;
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
•if our investment accounting and reporting solutions, portfolio and order management solutions, regulatory reporting solutions or risk management or performance analytics solutions fail to perform properly due to undetected errors or similar problems, our business, financial condition, reputation or results of operations could be materially adversely affected;
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
•additional risks relating to our pending Merger, including risks that we may not receive the necessary approvals for or satisfy or waive the various conditions to the consummation of the Merger; risks that circumstances could arise that give rise to the termination of the Merger Agreement; the effects of the announcement or pendency of the Merger on client relationships and our ability to attract, motivate or retain key executives and associates; and risks that the Merger may divert management’s attention from our ongoing business operations; and
•other risks described in the section titled "Risk Factors" herein and in periodic reports that we file with the Securities and Exchange Commission, and our reports to shareholders. These filings are available at www.sec.gov and on our website.
Given these risks and uncertainties, you should not place undue reliance on forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this Annual Report on Form 10-K and should not be relied upon as representing CWAN expectations or beliefs as of any date subsequent to the time they are made. CWAN does not undertake to and specifically declines any obligation to update any forward-looking statements that may be made from time to time by or on behalf of CWAN.
v

PART I
Item 1. Business.
Recent Developments
On December 20, 2025, we entered into the Merger Agreement to be acquired in a transaction valued at approximately $8.4 billion by an investor group led by Permira and Warburg Pincus, and also including Temasek Holdings (Private) Limited (“Temasek”) and Francisco Partners Management, L.P. (“Francisco Partners” and, collectively with Permira, Warburg and Temasek, the “Investor Group”). Under the terms of the Merger Agreement, each share of our Class A common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares of our Class A common stock (i) owned by Parent or Merger Sub, (ii) owned by us as treasury shares or (iii) held by any person who properly exercises appraisal rights under the Delaware General Corporation Law (the “DGCL”)) will convert into the right to receive an amount in cash equal to $24.55 per share, without interest, upon completion of the proposed transaction (the “Merger Consideration”).
In connection with the Merger, the Company will exercise its right to require each holder of LLC Interests in CWAN Holdings to exchange all of such holder’s LLC Interests and our Class B common stock for shares of our Class A common stock immediately prior to, and conditioned on the occurrence of, the effective time of the Merger (the “Effective Time”) and in accordance with the LLC Agreement and our certificate of incorporation (the “LLC Interests Exchange”). Each share of our Class B common stock will automatically be canceled immediately upon the consummation of the LLC Interests Exchange, such that no shares of our Class B common stock will remain outstanding as of immediately prior to the Effective Time. Each share of our Class A common stock issued in the LLC Interests Exchange will be entitled to receive the Merger Consideration.

The Merger is expected to close in the second quarter of 2026 and is subject to certain closing conditions, including the approval of the Company’s stockholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the receipt of certain other specified regulatory approvals or consents, the absence of legal restraints prohibiting consummation of the Merger, and other customary conditions specified in the Merger Agreement. Early termination of the waiting period under the HSR Act in connection with the Merger was granted effective February 13, 2026. For more information on the Merger, see Note 19 “Subsequent Events” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Overview
CWAN brings transparency to the opaque world of investment management with what we believe is the industry’s most comprehensive single instance, multi-tenant technology platform. Our cloud-native AI-powered software allows clients to radically simplify their investment management operations, enabling them to focus on higher-value business functions such as asset allocation strategy and investment selection. Our front-to-back platform provides a single source of truth for global investment assets, made available daily or on-demand, instead of weekly or monthly. We give our clients confidence that they are making the most informed decisions about investment performance, regulatory compliance and risk.
Our offerings integrate portfolio management, OEMS, investment accounting, reconciliation, regulatory reporting, performance, compliance, and risk analytics. Serving leading insurers, asset managers, hedge funds, banks, corporations and government entities, CWAN’s powerful platform aggregates and normalizes data on over $10 trillion of global invested assets for over 2,500 clients as of December 31, 2025. We bring modern software to an industry that has long been dominated by difficult-to-use, high cost legacy technologies and processes, which often lack data integrity and traceability, and often require significant manual intervention. The strength of our platform is demonstrated by our industry leading NPS scores and gross revenue retention rate of at least 98% in 27 of the past 28 quarters.
The markets we serve are highly complex and changing rapidly. All asset owners and asset managers need timely, accurate and comprehensive control over their investment portfolios in order to effectively make capital allocation decisions, manage risk, measure performance, comply with regulations and communicate to various stakeholders internally and externally. This requires organizations to have a comprehensive, global view of their investment portfolio. A partial view of one asset class or one reporting regime is ineffective: delivering analysis on 95% of the portfolio is inadequate because, more often than not, the opaque final 5% of the portfolio creates disproportionate risk. A single client can invest in different asset classes, hold assets in over 50 different currencies, be governed by more than 45 accounting bases and hold positions representing thousands of individual tax lots. These clients often have separate solutions for accounting, portfolio management, trading, reporting, performance, compliance and risk management with disparate products for each asset class and each country. Furthermore, clients frequently require large teams of people to manually review, compare and enter data, correct errors and build custom reports across multiple disparate systems and spreadsheets. For asset managers, their clients, the asset owners, have increasingly greater demands and are often requesting additional information and reporting. Our platform provides our clients with a single consolidated and transparent view of investment data and analytics, leaving the hard work to CWAN.
We believe that client demand for CWAN’s offering continues to grow not only in the United States, but also in financial centers around the world. In the past, institutions often invested in a narrower range of asset classes for which legacy solutions may have been able to provide adequate accounting, performance measurement, compliance monitoring and risk analytics. Over the past decade, however, clients’ needs have grown meaningfully as a result of industry-wide trends such as:
•higher investment allocations in alternative assets (such as private equity, hedge funds, and derivatives and structured services);
•greater demand for timely risk management and transparency given economic, interest rate and geopolitical volatility;
•pressure to increase speed and accuracy while reducing cost;
•globalization; and
•increased regulatory requirements and complexity.
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
We provide our clients with modern cloud-native software to replace these legacy systems. Our platform helps clients reduce cost, time, errors and risk and allows them to reallocate resources to other value-creating activities. Our software aggregates, reconciles and validates data from more than 4,900 daily data feeds and more than four million securities that have been modeled across multiple currencies, asset classes and countries. This cleansed and validated data runs through our proprietary solutions to provide clients with powerful analytics and daily or on-demand configurable reporting. We offer multi-asset class, multi-basis, multi-currency accounting and analytics that provide clients with a comprehensive view of their holdings and related performance. This allows our clients to make better, more timely decisions about their investment portfolios.
CWAN benefits from powerful network effects. With our single instance, multi-tenant architecture, every client, whether new or existing, enriches our global data set by making it more complete and accurate. Our software continually sources, ingests, models, reconciles and validates the terms, conditions and features of every investment security held by all of our clients. Through this continuous process, we are able to identify and adjudicate data discrepancies that otherwise could introduce error and risk into our clients’ investment portfolios. We believe that a meaningful competitive advantage of this network effect is that we are increasingly seen as the best and most accurate source of investment data and analytics in the industry. We believe that this architecture and consolidated dataset offers clients a unique ability to accelerate time-to-insight and efficiency through generative artificial intelligence (“GenAI”), artificial intelligence agents (“AI Agents”) and other cutting-edge technologies embedded into the CWAN platform.
Our team members are passionate about client success. We strive to be an extension of our clients’ own teams by providing responsive, consistent and effective support. Our clients have direct access to a dedicated client service team, a specialized group of experts devoted to ensuring data is as accurate and current as possible and resolving any challenges our clients may encounter utilizing our platform. We take pride in our extremely high client satisfaction rating with an industry-leading NPS. Our gross revenue retention rate has remained at least 98% in 27 of the past 28 quarters, which we believe is a testament to the strength of our offering, our ability to deliver operational efficiency for our clients and our focus on providing exceptional client service. We are able to deliver this service to our clients by attracting, retaining and engaging an outstanding team.
Our clients are increasingly asking us to do more for them. In response, we endeavor to provide our clients with an ever-more comprehensive view, whether across new geographies or asset classes or by expanding to provide solutions front to back across the entire investment lifecycle. We track our progress in expanding client relationships through our net revenue retention rate, which has consistently exceeded 100% since 2019. We continue to expand our product offerings within our core Clearwater solution and we continue to introduce new, adjacent solutions to our clients, including CWAN Private Credit, CWAN Private Funds and Clearwater for Stable Value. In addition to our organic multi-product expansion, in 2025 we completed the business acquisitions of Beacon and Enfusion, and an asset purchase of Blackstone’s proprietary portfolio visualization software platform, Bistro. Enfusion’s front-office capabilities, including IBOR, portfolio and order management, risk analytics and comprehensive reporting, will be increasingly integrated with CWAN’s middle and back-office solutions and client reporting capabilities to enable a unified, cloud-native platform that seamlessly integrates with other technologies. Together with Beacon platform’s capabilities in risk management and Bistro’s private credit assets data visualization platform, these acquisitions aim to accelerate CWAN’s vision of creating a unified, real-time portfolio view across all asset types. We expect to continue to introduce new organically developed products and acquire additional solutions that we believe will further enhance our relationship with our clients.
We primarily have a recurring revenue model, excluding revenue from professional services and license-related revenue. We charge clients fees based on various factors that include the scale and complexity of a client’s assets managed on the CWAN platform, users, data connections, market data, and managed services, all of which vary by product. Our investment accounting solutions are typically priced through a contracting structure we describe as Base+, which includes a base fee for a prospective or existing client's book of business plus an incremental fee for increases in assets on the platform. The Base+ structure is designed to limit the downside volatility in our asset-based fees. A majority of the assets priced through this model are high-grade fixed income and structured assets, which have traditionally had lower levels of volatility enabling our highly predictable revenue streams. Our pricing model allows CWAN to include annual increases in the base fee and enables us to charge additional fees for additional services provided for certain alternative asset classes (e.g., CWAN Private Credit, CWAN Private Funds) or additional products (e.g. Reporting, PMS, OEMS, Risk) should the client choose to utilize those services.

Our Industry
We operate in the investment management market, serving a wide range of clients that own or manage assets across the entire investment lifecycle. We estimate that our total addressable market is $23 billion globally, including $10 billion, $6 billion and $3 billion of spend from the asset management, insurance, and hedge fund industries, respectively.
Before the global financial crisis in 2008, the investment community generally invested in a relatively small number of asset classes that could be tracked with legacy software tools and processes. Over the ensuing years, the industry has faced several challenges that have strained and broken this fragmented and often manual approach to investment operations. These new developments have included increasingly globalized holdings, growing regulatory complexities, the increasing prominence of complex alternative assets, and pressure to increase speed and accuracy while reducing cost. In light of these developments, asset owners and asset managers began to require a comprehensive, global view of their investment portfolios.
These organizations initially reacted by buying dedicated products for each asset class, country and reporting regime, building proprietary data warehouses for different use cases, and increasing employee headcount in accounting and compliance functions. These practices resulted in investment operations that were slow, expensive, inflexible and inconsistent, very often resulting in inaccurate data and reporting. We believe that our purpose-built single instance, multi-tenant technology platform provides clients with a vastly superior solution to their growing needs.
Growing Importance of Alternative Assets
Investors are increasingly allocating capital to alternative assets and complex financial instruments as part of a search for higher investment returns and returns that are uncorrelated to equity and fixed income markets. Preqin estimates that global alternative assets under management (“AUM”) will grow at a 9.4% CAGR from $19 trillion in 2024 to $32 trillion in 2030. In recent years, we have witnessed a dramatic increase in alternative assets on our platform. That is why we have built new products such as CWAN Private Funds and CWAN Private Credit, which provide an additional level of detail not offered by other solutions on the market. Alternative assets are typically traded less broadly and frequently than traditional investment assets (such as stocks, corporate bonds, treasury securities, currencies, mutual funds and exchange-traded funds) and often have less data readily available about them. This complicates reporting and risk management. Asset owners and asset managers need comprehensive, accurate and timely data regardless of the complexity of their investment holdings.
Rising Demand for Risk Management and Transparency
Investors are seeking the highest quality investment data and portfolio visibility in order to effectively make capital allocation decisions, manage risk and measure performance. Additionally, the environmental, social and governance (ESG) initiatives, particularly in Europe, in investing has increased the need for transparency in portfolio holdings as investors seek to measure compliance with ESG objectives. Asset owners and asset managers need a solution that provides on-

demand transparency in order to optimize risk management, forecast income, conduct shock and scenario analyses and provide their stakeholders with the holdings-based visibility that they require.
Increasingly Global Investment Portfolios
Investors today increasingly hold positions in globally diversified assets as they search for yield and diversification. As a result, they require a global platform that delivers a multi-asset class, multi-basis, multi-currency solution across different accounting, reporting and regulatory regimes.
High Regulatory Complexity
Increased regulatory requirements within the financial services and investment industries continue to proliferate in jurisdictions around the world, forcing asset owners and asset managers to adapt and operate under a myriad of ever-changing rules. The spread of these new regulations (e.g., CECL, NAIC, Solvency II, IFRS 9 and 17, and others) has been accompanied by a nearly six-fold increase in global yearly regulatory alerts and SEC enforcement actions. In 2023, the NAIC mandated its largest change in more than 20 years which will require investors to add data and reconfigure their NAIC reports. Investors must be responsive to ensure they remain compliant across this vast range of regulations. Failure to do so could lead to investigations and sanctions. Asset owners and asset managers need a robust and dynamic solution to help them achieve and maintain compliance in this complex and ever-evolving environment.
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
Digital Transformation from Legacy Technologies
Many of the challenges that plague asset owners and asset managers result from their reliance upon legacy software products and outdated manual processes. These products typically require on-premises deployments, feature poor system flexibility and data management capabilities, and result in higher total costs of ownership. Asset owners and asset managers are seeking cloud-based solutions that address the costly, manual and error-prone deficiencies of these legacy technologies. Cloud-based solutions are able to more effectively leverage the automation and insights offered through various AI technologies, exponentially expanding the functionality gaps and benefits between legacy and modern software platforms.
Our Value Proposition
CWAN’s purpose-built single instance, multi-tenant technology platform helps clients around the world radically simplify their investment accounting and reporting, portfolio and order management, performance measurement, compliance monitoring and risk analytics. Our solutions provide our clients with a comprehensive view and single source of truth for their investment portfolios and we believe our solutions deliver unmatched levels of speed, flexibility, traceability, repeatability and auditability, all with no manual labor required of our clients. Some key aspects of our value proposition include:
•Single Instance, Multi-Tenant Platform: CWAN’s platform is purpose-built, 100% in the cloud. The single instance, multi-tenant architecture allows for efficient and continuous upgrades, new features, and updates to adjust for rapidly evolving industry requirements and regulations. Each upgrade and update is made available worldwide.
•Powerful Network Effects: Every incremental data source from an additional client improves our global data set by making it more complete and accurate for other clients on our platform that are similarly entitled to access such data. Our clients include a number of the leading financial institutions and corporations in the world, and by continually sourcing, ingesting, modeling, reconciling and validating the terms, conditions and features of every investment security held by all of our clients, we create a single repository of comprehensive, accurate investment data that serves to the benefit of other clients. This allows us to identify and adjudicate data discrepancies that otherwise could introduce error and risk into our clients’ investment portfolios. Furthermore, our clients’ analytical needs help us to continue driving best-in-class innovation with our offering. Our single-instance, multi-tenant platform allows us to take full advantage of these innovations as new CWAN features and functions targeting any client’s needs become immediately available to the entire CWAN client base. In effect, each client benefits from the breadth of holdings, and the demands and needs of, all other CWAN clients. We believe that this gives CWAN a meaningful competitive advantage.
•AI-Enabled Automation: Our architecture and centralized dataset allow us to deliver increased automation through next-generation technologies such as GenAI, AI agents and other automated AI workflows both internally and externally for clients. These technologies are increasingly driving efficiency through reductions in manual reconciliation efforts, report generation and process automation. CWAN saw the number of clients using agentic workflows increase by more than 10x through 2025, and as of December 31, 2025, the CWAN platform supported over 900 AI agents created by CWAN clients and internal teams.
•Comprehensive View of Global Assets: For asset owners and asset managers, we provide comprehensive views and powerful analytics regarding their investment data. We offer investment accounting for more than $10 trillion of assets in our clients’ portfolios globally as of December 31, 2025, including complex derivatives and alternative investments. Clients benefit from having a “single pane of glass” through which to holistically and accurately view their entire investment portfolios, with the flexibility to respond to unique reporting challenges across different regulatory regimes.
•Deep Insights into Opaque Alternative Assets: Investments into alternatives assets are becoming increasingly necessary for asset owners and asset managers to remain competitive. Our consolidated dataset allows us to provide deeper insights into complex and opaque alternative assets. This includes pricing insights for rarely traded private assets, and in-depth views of the underlying assets and exposures underlying structured products.
•Single Source of Truth for the Investment Management Workflows: We completely eliminate the need for clients to manually process and reconcile data from different sources and systems. By leveraging GenAI, AI agents and other automated AI workflows, machine learning (“ML”), automation and our direct connections with approximately 2,700 custodians, more than 700 managers, more than 1,300 trading data sources and all of the leading third-party market data providers, our platform automates data aggregation, data reconciliation and data validation of each security in our clients’ investment portfolios. This allows us to deliver our clients data from a “golden copy” of investment portfolio data that is accurate, auditable and traceable.
•Radical Simplification of Investment Management Operations: We deliver our clients a single, comprehensive platform that allows them to perform investment accounting, portfolio management, trading, performance measurement, compliance monitoring and risk analytics. By eliminating the need for our clients to aggregate, reconcile and validate security data, we greatly simplify and expedite their operations, allowing them to quickly close their books, identify risks and exposures, reduce costs and free their time to focus on managing their portfolios and performing other higher-value functions.
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
Our Platform
Our purpose-built single instance, multi-tenant technology platform streamlines our clients’ investment management workflows across the front, middle and back office. Our software automates data aggregation, data reconciliation, data validation, and trade management of each security in our clients’ investment portfolios. This creates a fully reconciled “golden copy” of investment portfolio data, which can be trusted for accurate reporting analytics and action, and provides comprehensive insight into opaque alternatives assets. Our clients benefit from having a comprehensive “single pane of glass” view for daily visibility into all investment data and analytics. Our platform often allows clients to eliminate multiple legacy products and systems as well as significant manual labor. Approximately 91% of portfolios are automatically validated, reconciled and processed without further intervention. The remaining 9% of accounts are flagged for further analysis and reconciled by our reconciliation team.
In order to deliver these powerful solutions and benefits, we purpose-built our technology stack to efficiently process millions of daily transactions in a highly scalable and efficient manner. Our platform is built on a unified architecture and eliminates the need for costly and time-consuming patches and upgrades across multiple, disparate software instances. As new features are developed and deployed, they are made available to all clients. Our system leverages the latest GenAI, AI agents and other automated AI workflows and machine learning tools to ingest both structured and unstructured data that is transformed into a universal security model that enables network benefits for our clients. As of December 31, 2025, CWAN had over 400 daily automated AI workflows running on its platform, and clients and internal teams were using over 900 AI agents to augment reconciliation, reporting, portfolio analysis and client communication, and automate manual tasks.
Our clients access the platform through a web-based interface that is highly configurable and provides a set of tools that enable our clients to derive actionable insights on a daily basis. This allows our clients to view their portfolio data from anywhere with an internet connection. Our intuitive, easy-to-use platform allows users to view high-level portfolio information and quickly drill into portfolio specifics down to the most granular security level. Our open platform also creates automated feeds to other client systems—such as trade order management systems, the Snowflake data cloud, data warehouses, enterprise resource planning (ERP) systems and others—eliminating the need for clients to manually enter data from CWAN’s solution into other client systems.
Our Solutions
Our unified platform offers a wide range of software solutions spanning the investment management lifecycle from front-to-back, including the following:
Investment Accounting
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
•Multi-basis: A single client can access 45 accounting bases, such as GAAP, Statutory, Tax and IFRS. Our platform has the flexibility to add new accounting bases as our clients’ needs require; and
•Multi-currency: We support clients with more than 60 local currencies (currency of the country they are domiciled in), 30 functional currencies (currency of the country where their principal business is), and numerous reporting currencies.
Our platform offers flexible configurations and outputs, customized general ledger entries for multiple accounting bases, and regulatory completeness. A suite of standardized reports automates relevant investment-related disclosures such as Fair Value Hierarchy and Level 3 Roll-forward and can be easily configured to provide the detailed accounting information investment accountants and internal stakeholders need. Our daily reconciliation, flexible reporting and general ledger capabilities ensure that period-end close processes are efficient and accurate. We also offer investment accounting solutions that target specific use cases including Clearwater for Stable Value, a web-based solution designed to meet the specific accounting, reporting and operational needs of stable value managers and wrap issuers within a single, integrated system. The offering supports contract value accounting, trade capture tools and integrated reporting and analysis.
Portfolio and Order Management
CWAN combines portfolio management, order execution, analytics and compliance into one cloud-native platform through which clients can construct and analyze portfolios, run compliance checks, and send electronic trade orders to executing brokers and exchanges. Disconnected systems create gaps in visibility and control. Seamless front-to-back integration helps clients to avoid the error-prone data handoff that happens between the front, middle and back office, which in turn creates major reconciliation issues resulting in inefficiencies, inaccuracies and increased risk. Key functionality includes:
•Portfolio Management System: Provides CIOs and portfolio managers a platform through which they can construct and re-balance investment portfolios, and access a suite of valuation and risk tools. Features of the solution include:
◦Instant access to positions, cash and exposures across accounts, strategies, and assets classes;
◦Monitoring of attribution, risk metrics, and benchmarks with configurable dashboards and reports;
◦Scenario analysis, stress testing, and forward-looking simulations across strategies and holdings;

◦Data organization by desk, strategy, client, or vehicle with views that reflect the client’s operational structure; and
◦Real-time access to a comprehensive history of trades, valuations, and positions.
•Order Execution and Management System: Offers portfolio managers, traders, compliance teams and analysts the ability to electronically communicate trade orders across a wide range of public and private asset classes, connect to 300+ liquidity sources via Financial Information eXchange (“FIX”) and other protocols, automate end-of-day trade and allocation delivery to prime brokers, custodians and fund administrators, and embed compliance rules directly into order workflows. Features of the solution include:
◦Support for complex instruments;
◦Ability to define trading strategies and route, manage and allocate orders with full visibility from intent to execution;
◦Advanced allocation and post-trade matching for automatic allocations based on rules, percentages, or account hierarchies; and
◦Audit trails and trade oversight for fully transparent timestamped logs, trade amendments, and historical records of all client activity.
Risk and Performance
CWAN provides a comprehensive suite of cross-asset risk management and performance solutions. Risk managers, investors, operations teams, compliance teams, CTOs and IT teams can mitigate risk with a real-time view of their entire portfolio. When financial risks are not centralized and quantified, negative impacts compound across asset classes, portfolios, and reporting lines undermining strategic decisions. With the CWAN platform, clients can comprehensively understand and analyze various sources of exposure including market risk, credit risk, liquidity risk, and operational risk. Key features of our risk and performance solutions include:
•Structuring and asset modeling for complex instruments and bespoke deal structures;
•Valuation tools for various asset classes with transparent pricing logic;
•Exposure, P&L, and risk monitoring;
•Pre-trade simulation and stress testing for analyzing impacts of market shocks, macro events and hypothetical trades; and
•Performance attribution across multi-asset portfolios using factor-based attribution, fixed income attribution and Brinson-style methodologies.
Beacon by CWAN enables front-office, risk, and investment teams to manage risk, focus on developing strategies, and capture market opportunities with cross-asset trading and risk management models and applications. Beacon’s cloud-native platform and shared code repository give quantitative developers the flexibility to integrate with existing in-house and third-party systems and data providers to rapidly build, test, and deploy custom risk models and analytics.
Alternative Asset Management
CWAN simplifies the complexities of private investments with integrated solutions that automate manual workflows, enable informed decision-making and enhance portfolio visibility. Supporting over 100 different asset types, CWAN delivers accounting, trading, compliance, risk, exposure analysis, and reporting for notoriously opaque investments including limited partnerships, mortgages, derivatives, and more. Key solutions include:
•CWAN Private Funds: A full-service solution for private funds that delivers complete, timely, accurate, and consumable data for limited partnerships. The offering empowers institutional investors to understand underlying risk and exposure data in limited partnership investments and empowers them to make informed decisions. CWAN Private Funds automates the aggregation and normalization of data for private assets and delivers clean, validated, and timely data through a single pane-of-glass view. The solution scans and interprets data buried in PDF files, cleans and surfaces them for comparison and reporting, and provides a complete view over LP investments not available anywhere else on the market.
•CWAN Private Credit: A comprehensive private credit investment solution, which addresses the limitations of legacy solutions by providing investment professionals with a comprehensive platform to drive growth and make informed decisions at every stage of the loan lifecycle, from origination and deal management to analytics, accounting, and reporting. CWAN Private Credit offers investors necessary oversight and reporting capabilities to effectively navigate the complete lifecycle of their private credit investments. It also offers enhanced risk reporting, servicer tracking, oversight, and accounting so that investors have the capabilities they need to successfully manage and grow their portfolios.
Reporting and Distribution
As asset managers and asset owners grow their client and AUM bases, they are faced with a myriad of legacy infrastructure and disparate data sources housing the details the clients need at their fingertips. At the same time, user demand for more seamless access to their data and deeper transparency is creating an urgent need for a single data hub that aggregates and provides a comprehensive view of investment information within a single-pane-of-glass and incorporates third party investment-related information.
CWAN offers a modular, SaaS-based data and reporting solution for investment data. Built on a cloud-native stack, our solution gathers, validates, standardizes and normalizes data from an array of independent data sources. It allows internal and external users to access investment, accounting, performance and risk data comprehensively from any source and create highly customized client reports.
Shared Capabilities
Our solutions address a wide-range of client needs across the investment management market. They are developed on a single platform which hosts a set of shared capabilities that are accessible across our solutions, and differentiate our front-to-back platform from legacy technologies. Key shared capabilities include the following:
Data Management at Scale
Central to our platform is a large‑scale, highly accurate dataset that is continuously refreshed and supports a wide spectrum of client use cases. The data is ingested from thousands of external sources, automatically reconciled and validated, and maintained in a consistent format across our systems. This creates a unified, reliable data foundation that functions as a single source of truth for reporting, analytics, and decision‑making. Clients utilize these mission-critical datasets in a variety of ways, including the following:
•Investment Data Management: CWAN centralizes, validates, and connects investment data across systems, so every report, workflow, and decision runs on consistent trusted information.
•Investment Book of Record (IBOR): CWAN’s IBOR offers accurate beginning of day positions and integrates orders, trades, and anticipated cash flows from investor activities and corporate actions to provide portfolio managers with the most accurate view of portfolio positions, exposures and cash. Through integration with order execution and portfolio management systems, portfolio managers and traders can leverage position-level data to support complex strategies and calculate exposures, P&L and risk.
•Accounting Book of Record (ABOR): CWAN aggregates, reconciles and validates accounting data daily across asset classes, currencies, entities and accounting bases. The cloud-native solution provides clients a single source of truth that powers accurate reporting, faster closes, and better decision-making.
Artificial Intelligence
The development of large language models is a step-function technological change that is completely transforming the daily operations of the investment management industry, and accelerating the need for investment managers to innovate to remain competitive.
Legacy software vendors struggle to realize AI’s full benefits as siloed datasets and disconnected modules prevent models from accessing the information needed to optimize business operations. CWAN’s cloud-native platform has embedded AI and ML throughout its products, which will enable clients to reduce manual efforts, decrease operational costs, and accelerate decision making throughout the investment management workflow.
The CWAN GenAI offering operates as a 24/7 embedded operations layer within its unified platform—spanning accounting, trading, compliance, performance, and reporting. Asset managers can use CWAN GenAI to automate variance analysis, fee calculations, and performance attribution. Risk analysts can scan concentration and counterparty risk across portfolios, and operations teams can deploy CWAN GenAI for autonomous trade settlement, real-time cash management and exception handling.

CWAN has over 900 agents in production and runs 1,200 automated workflows each week which are driving real outcomes for our clients including:
•90% reductions in manual reconciliation effort and faster issue resolution;
•80% faster report generation and same-day audit readiness; and
•50% faster close cycles and same-day resolution of variances.
We believe that these and other operational improvements will compound over time. As the AI models learn, they should get more accurate, driving further efficiencies and accelerating the pace of innovation both internally for CWAN and externally for the investment management industry.
Compliance
CWAN centralizes oversight with comprehensive securities coverage and regulatory rule sets. Our platform offers pre- and post- trade compliance, as well as regulatory compliance for NAIC, Solvency II and additional local regimes with security master integration.
Pre-trade compliance is embedded directly into order workflows, helping investment teams avoid errors, prevent violations and stay within investment guidelines. Pre-trade features include:
•Integrated pre-trade validation to run rule checks as trades are created or staged;
•Customer rule libraries to apply investment and regulatory constraints across accounts, funds, and regions; and
•Real-time alerts to notify users of potential breaches before orders are executed.
Once trades are executed, CWAN automates post-trade monitoring using validated, reconciled data enabling daily surveillance of portfolio compliance. Post-trade features include:
•Automated daily rule checks to monitor exposures and restrictions using complete, up-to-date positions;
•Comprehensive investment restrictions to apply firm-wide client-specific and regulatory rules concurrently; and
•Violation tracking to see where when and why breaches occurred, down to the security or transaction.
CWAN helps compliance teams act quickly and document every step, with tools that support resolution, oversight, and reporting. Other compliance features include:
•Role-based workflows to assign, review and resolve compliance issues with clear ownership;
•Resolution documentation to capture notes, actions, and approvals for every exception; and
•Exportable audit history to maintain records to support internal controls, board reviews, and regulatory disclosures.
Our Clients
CWAN serves a broad universe of institutional clients across multiple end-markets. Today, our largest client end-markets are asset management, insurance, hedge funds, and corporate treasuries. We are also growing our client base in several adjacent markets including pension funds, sovereign wealth funds, endowments and foundations, and in the public sector with numerous state and local governments and government entities. While these end-markets and their clients can be quite different from each other, ultimately all of our clients need timely, accurate and comprehensive information on their investments in order to effectively make capital allocation and portfolio decisions, manage risk, measure performance, comply with regulations and communicate to various stakeholders both internally and externally. Chief Financial Officers, treasurers, controllers, Chief Operating Officers, Chief Investment Officers, portfolio managers, and traders select our offerings to address a range of needs, from holistic solutions incorporating many of our capabilities to more limited solutions incorporating only some of them.
As of December 31, 2025, we had over 2,500 clients across over 50 countries with over $10 trillion of global invested assets on our platform. In addition, as of December 31, 2025, we had 152 clients who contributed at least $1 million in annualized recurring revenue. Our diversified, blue-chip client base of insurance companies, asset managers and large corporations have $5.0 trillion, $3.2 trillion and 1.4 trillion in assets on our platform, respectively, as of December 31, 2025. In addition, SLED (state, local and education) entities, and bank/community foundations have $0.4 trillion and $0.3 trillion in assets on our platform, respectively as of December 31, 2025. No client accounted for more than 10% of our revenue for the years ended December 31, 2025, 2024 and 2023, and our top 10 clients represented less than 30% of total revenue for each of the years ended December 31, 2025, 2024 and 2023.
Our Go-to-Market Strategy.
We seek to deliver exceptional innovation and service to our clients every day. Client success is core to our go-to-market approach and contributes to both our ability to win new clients and retain existing clients.
We have earned an industry-leading NPS. Our high client satisfaction also translates into gross revenue retention rates of at least 98% in 27 of the past 28 quarters.
We continue to see significant demand for our offerings around the world, and our sales efforts are supported by a sales force of 272 team members globally as of December 31, 2025. We divide this sales force by geography, including the Americas, Asia-Pacific and EMEA. Within each geography, the team is organized by client end-market and target client size.
We divide our sales organization into four key end-markets: Insurance, Asset Managers, Hedge Funds, and Asset Owners. Asset Owners include corporates, governments and endowments, energy, and sell-side banks. Within each vertical we typically have teams of hunters targeting new logos and farmers for expansions, with more nuanced segmentation addressing the unique use cases and buying centers within each market.
For all markets, we provide a suite of established “Hero Products” including Investment Accounting, PMS, and OEMS, with which we typically procure new customers. We offer additional products and functionality that are cross-sold, and increasingly contribute to new logo wins, including Risk & Performance, Alternatives, Reporting, and Agentic Client Interaction. We plan to continue expanding our sales force and adding new target end-markets in the periods ahead.
Our sales force is supported by a global marketing team with 27 team members as of December 31, 2025. We actively grow our sales pipeline through account-based marketing, investment in our digital presence, increased brand awareness and product marketing. We will continue to invest in and build out our global marketing function to drive future pipeline and growth.
Our Growth Strategy
We intend to drive the growth of our business and expand our addressable market through the following strategies:
Deepen Our Relationships With Existing Clients
We believe we achieve our industry-leading NPS by giving our clients an exceptional and differentiated solution and experience. We believe we are very effective in solving our clients’ challenges in managing investment accounting and reporting, performance measurement, compliance monitoring and risk analytics. Our gross revenue retention rate has remained at least 98% for 27 of the last 28 quarters, and our net revenue retention rate reached 109% in the quarter ended December 31, 2025. For a discussion of gross revenue retention rate and net revenue retention rate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Measures.”
We actively seek to strengthen and deepen our client relationships through our client engagement model, which is a set of best practices aimed at increasing client satisfaction, engagement and share of wallet. We conduct quarterly steering committee meetings with key client stakeholders and senior members of CWAN management and have semi-annual on-site visits to review key client’s business needs, market feedback, our product roadmap and improvement opportunities. We host our users’ conference, Clearwater Connect, in both London and the U.S. In the U.S., the in-person conference is typically held at our headquarters in Boise, Idaho to give our clients the ability to engage with their peers and uncover best practices. We believe that our relentless focus on client success and innovation will continue to result in strong client retention and allow us to grow as our clients grow.
Continue Expanding Within Our Core Client End-Markets
Our current core end-markets (asset management, insurance, hedge funds and asset owners) remain significantly unpenetrated today. We continue to drive growth and market-share gains within these end-markets, which have to date been primarily served by legacy products and processes. We will continue to displace legacy products and add clients in these end-markets through our direct sales and marketing efforts and by helping our strategic asset manager clients win new clients, which in turn brings more assets onto our platform. With only approximately 4% market penetration in a $23 billion TAM, we believe that we have significant market opportunity for additional growth. Our industry-leading NPS score and consistent 98%+ gross retention rates give us confidence that our approach works well.

Accelerate International Expansion
With offices, leadership and sales teams established in Edinburgh, London, Paris, Tokyo, Singapore, and Hong Kong, we are poised to reach more new clients globally. We have substantial room to grow our international business as revenues outside the United States represented only 25% of our total revenues for the year ended December 31, 2025, despite these markets representing approximately 51% of our total addressable market. We have invested in these geographic markets recognizing that the challenges international clients experience are very similar to those experienced by our North American clients. We believe our solution is highly effective at addressing client needs regardless of geography.
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
Innovate and Develop Adjacent Solutions
CWAN has a long history of innovating and advancing our platform based on client feedback and evolving market needs. We will continue to invest heavily in expanding our functional breadth and depth, improving user experience, increasing automation and strengthening system performance. We intend to utilize emerging technologies including machine learning and Generative AI to continue driving industry-leading capabilities and performance, keeping the platform at the very forefront of technology. Historically, we have sold our solutions as one unified offering. As clients have continued to find innovative uses for our platform in other business functions, we expect to sell and price those newer modules separately. Examples of our adjacent solutions that we have developed include CWAN Private Credit, CWAN Private Funds and Clearwater for Stable Value. CWAN Private Funds is an investment data platform dedicated to streamlining the accounting process for limited partnerships. CWAN clients leverage the automated solution to enable significant efficiency gains and solve the operational challenges associated with data aggregation, reconciliation, commitment tracking, document storage, accounting, and reporting. Clients are using the solution to gain a full picture of all of their limited partnerships and to automate their NAIC reporting. CWAN Private Credit is a comprehensive private credit investment solution that provides investment professionals with a comprehensive platform to drive growth and make informed decisions at every stage of the loan lifecycle, from origination and deal management, to analytics, accounting, and reporting. Clearwater for Stable Value is built to meet the specific accounting, reporting, and operational needs of stable value managers and wrap issuers within a single, integrated system.
Pursue Strategic Partnerships and Acquisitions
We may selectively pursue partnerships and acquisitions that complement our solutions, provide us access to new markets or improve our competitive positioning within existing and new markets, or that otherwise accelerate one or more of our growth objectives. We completed our business acquisitions of Enfusion and Beacon in April 2025, and an asset purchase of Blackstone’s proprietary portfolio visualization software platform, Bistro, in March 2025.
Enfusion is a global SaaS provider focused on transforming the investment management industry. Enfusion’s solution is designed to eliminate technology and information barriers, empowering investment managers to confidently make and execute better-informed investment decisions in real time. Enfusion’s front-office capabilities, including IBOR, portfolio management, and order and execution management, will be integrated with CWAN’s middle and back-office solutions and client reporting capabilities to enable a unified, cloud-native platform that seamlessly integrates with other technologies. Together with Beacon platform’s capabilities in risk management and Bistro’s private credit assets data visualization platform, these acquisitions accelerate CWAN’s vision of creating a unified, real-time portfolio view across all asset types-from public equities and private credit to structured products and alternatives. We will continue to consider partnerships and acquisitions focused on improving our technology to build the first comprehensive cloud-native front-to-back solution for the entire investment management industry, as well as expansion in Europe and Asia.
Competition
The market for solutions serving the full investment lifecycle, including investment accounting, portfolio and order management, risk and analytics is competitive and highly fragmented. The market is served by large-scale players with broad offerings as well as vendors with only point solutions that target local markets or specific client types, business functions or asset classes. We also face competition from systems developed and serviced internally by our potential clients’ information technology (“IT”) departments. We believe that our solution is more comprehensive than our competitors’ in terms of asset class coverage and functionality. Our competitors primarily utilize legacy, on-premises systems and often employ large operational teams. While some of our competitors may take components or versions of their offerings into the cloud, their core platforms remain underpinned by legacy technologies, making it virtually impossible to ensure consistency, timeliness and auditability.
In each of our core client end-markets, we compete with a variety of firms depending on client size, type, location, computing environment and functional requirements. Our principal competitors include large providers of investment operations, accounting and analytics systems such as SS&C (with its Advent, CAMRA, Maximus, and Singularity products), State Street (with its PAM and outsourced service offerings), SAP, BNY Mellon’s Eagle product, Deutsche Börse’s Simcorp Dimension, BlackRock’s Aladdin, FIS’s iWorks, Broadridge, Bloomberg AIM, LayerOne, Coremont and Northern Trust. We occasionally see smaller providers of specialized applications and services. We also compete with outsourcers, as well as the internal processing and IT departments of our prospective clients.
We believe the principal factors that drive competition in our market include:
•New SaaS technology;
•Ability to provide a “golden copy”of data - a single source of data truth in order to ensure data consistency across all business applications;
•Breadth and quality of solutions;
•Technology differentiation, including single instance, multi-tenant architecture;
•Automated data aggregation and reconciliation capabilities;
•Comprehensive accounting and reporting of global assets on a daily basis;
•Integrated portfolio and order management for seamless front-to-back trading and oversight;
•Real-time cross-asset risk analytics, including exposure monitoring and stress testing;
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
Approximately 31% of our global employee base is dedicated to product development and engineering. Our personnel are organized into solution-specific teams and are based principally in United States and India. We expect to continue our significant investment in product engineering and innovation as we extend our competitive strengths moving forward.

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
We enter into confidentiality agreements and/or license agreements with our employees, consultants, clients and vendors that generally provide that any confidential or proprietary information developed by us or on our behalf be kept confidential. In the normal course of business, we provide access to our SaaS Solution that is built upon our intellectual property to third parties through licensing or restricted use agreements. We have proprietary know-how in our algorithms, business on-boarding functions and software applications. We have in the past and may in the future pursue patents covering our proprietary technology. We also pursue the registration of certain of our trademarks and service marks in the United States with the U.S Patent and Trademark Office and various international trademark offices. In addition, we have registered numerous Internet domain names related to our business. We have established a system of security measures to protect our computer systems from security breaches and computer viruses, including various technology and process-based methods, such as clustered and multi-level firewalls, intrusion detection mechanisms, vulnerability assessments, content filtering, antivirus software and access control mechanisms. We also use encryption techniques for data transmissions. We control and limit access to confidential and proprietary information on a “need to know” basis.
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
Our Human Capital Management and Culture
As of December 31, 2025, we had over 3,000 employees, including approximately 937 in product development and engineering, 299 in sales and marketing, 1,537 in operations and 229 in executive, general administrative and corporate functions. Of these employees, 1,303 were located in the United States, 1,118 were located in India, 319 were located in the United Kingdom, 153 were located within the European Union, and 109 based in other international locations. None of our U.S. employees are subject to a collective bargaining agreement. Employees in France are represented by a local workers’ council and a collective bargaining agreement, as required by local laws or customs. We have never experienced a work stoppage and believe our relationship with our employees to be good.

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
•Infectiously passionate about CWAN;
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
CWAN Cares
CWAN is proud of CWAN Cares, our corporate social responsibility program, through which we have worked with our employees to identify three company-wide priorities: science, technology, engineering and mathematics (“STEM”) education, human services and sustainability. For example as part of CWAN’s “Season of Giving” initiatives, in Boise, Idaho, employees donate a portion of each paycheck to the Idaho STEM Action Foundation and Idaho Food Bank. In addition, employees have volunteered at an Hour of Code event helping local students build their STEM knowledge and learn more about career opportunities. CWAN donated additional funds to the Idaho STEM Action Foundation for classroom tools for robotics and game design. CWAN has donated to food drives in Boise, Idaho, Seattle, Washington, London, England, Edinburgh, Scotland and Noida, India; and donated to children’s charities and animal care programs in our other office locations. In India, we have partnered with the “Salma Public School” and “Happy Children’s Library,” where employees conduct teaching sessions, science days, sports days, education tours and other activities. CWAN also donated to “Teach for India,” supporting the organization’s mission to provide an excellent and equitable education for children from low-income communities. Employees have also worked with a local non-governmental agency to donate winter essentials to the underprivileged.
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
Available Information
Our website is located at https://www.cwan.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including their exhibits, proxy and information statements, and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information on our website is not part of this Annual Report on Form 10-K or any of our other securities filings unless specifically incorporated herein or therein by reference. In addition, our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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
Merger Risks
If our proposed Merger does not close, or is delayed, we may experience financial and operational disruptions. In addition our stock price may decline if the Merger is perceived as uncertain to close.
On December 20, 2025, we entered into the Merger Agreement, pursuant to which we expect to be acquired by the Investor Group. The closing of the Merger is subject to the satisfaction or waiver of certain conditions, many of which are not within our full control. We currently expect that the Merger will be completed in the second quarter of 2026. However, we may be unable to obtain and satisfy or waive, or experience delays in obtaining and satisfying, required regulatory approvals, stockholder approvals, and other closing conditions. In addition, both we and Parent may terminate the Merger Agreement for reasons specified therein. The announcement and pendency of the Merger could adversely affect our business and stock price, including if the Merger does not close or is delayed, for reasons including the following:
•Uncertainty about the timing of the closing of the Merger and the effects of the Merger may impair our ability to attract, retain, and motivate key personnel, and could cause customers, financial counterparties, and others to seek to change existing business relationships with us.
•The Merger Agreement restricts us, without the consent of Parent, from making certain acquisitions and investments, from accessing the debt and capital markets, and from taking other specified actions until closing of the Merger or the termination of the Merger Agreement. These restrictions may prevent us from pursuing otherwise attractive business opportunities and taking other actions with respect to our business that we may consider advantageous.
•The Merger may divert management’s and other employees’ attention from ongoing business operations.
•Our costs of accessing funds in the debt and capital markets may be higher than before execution of the Merger Agreement as a result of actions that could be taken by ratings agencies after the announcement of the transaction.
•We have incurred, and will continue to incur, significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger. Many of the fees and costs will be payable by us even if the Merger is not completed. In addition, we may be required to pay a termination fee of approximately $0.2 billion to Parent if the Merger Agreement is terminated for certain specified reasons.
•The Merger may not occur on the expected timeline, or at all, because of a delay in receiving required regulatory approvals, stockholder approvals or other reasons. Any delay or inability to close the Merger may cause the market price of our common stock to decline.
There can be no assurance that our business, relationships with other parties, liquidity, financial condition or stock price will not be adversely affected if the Merger is delayed or not consummated.

Lawsuits may be filed against us and the members of our Board of Directors arising out of the proposed Merger, which may delay or prevent the proposed Merger or otherwise negatively affect our business and operations.
Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our Board of Directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of any such litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our Board of Directors or others could delay or prevent the Merger from being completed, divert the attention of our management and employees away from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger.
Under the Merger Agreement, we are also subject to a “go-shop” and “no-shop” framework. For a limited period after the date of the Merger Agreement, we were able to initiate, solicit, facilitate and encourage, whether publicly or otherwise, any alternative acquisition proposals from third parties and provide non-public information to and engage in discussions or negotiations with third parties, other than in respect of certain disallowed parties with whom the Company engaged prior to the date of the Merger Agreement . The “go-shop” period ended on January 23, 2026, and we are therefore subject to “no-shop” provisions that prohibit us from soliciting alternative acquisition proposals from third parties and from providing non-public information to and engaging in discussions or negotiations with third parties regarding alternative acquisition proposals, except in limited circumstances to comply with our fiduciary duties. As described above, we are also required to pay a termination fee if we decide to pursue an alternative to the Merger. These provisions could discourage a third party that may otherwise have an interest in acquiring all or a significant part of our business from considering or proposing an acquisition, even if such third party were prepared to pay consideration with a higher value than such provided for in the Merger Agreement.
We are subject to certain restrictions on the conduct of our business under the terms of the Merger Agreement.
Under the terms of the Merger Agreement, we have agreed to certain restrictions on the operations of our business until the consummation of the Merger. We have agreed, subject to certain exceptions, to limit the conduct of our business to those actions undertaken in the ordinary course of business and unless approved by Parent in writing, to refrain from, among other things, making certain equity issuances; incurring certain debt; redeeming capital stock; paying dividends; selling or transferring rights in any material properties or assets; making acquisitions; entering into, adopting, amending, modifying or terminating any Company employee benefit plan or collective bargaining agreement; increasing the compensation or employee benefits of any director or officer; changing our methods, principles, or practices of financial accounting, except as required by GAAP or applicable law; settling certain legal proceedings; incurring certain capital expenditures; and entering into certain material contracts. Because of these restrictions, we may be prevented from undertaking certain actions with respect to the conduct of our business that we might otherwise have taken if not for the Merger Agreement.
Macroeconomic and Industry Risks
We operate in a highly competitive industry, with many companies competing for business from insurance companies, asset managers, hedge funds, corporations and government entities on the basis of a number of factors, including the quality and breadth of solutions and services provided, ability to innovate, reputation and the prices of services, and this competition could hurt our financial performance and cash flows.
The market for financial services software and services is competitive, rapidly evolving and highly sensitive to new product and service introductions, technological innovations and marketing efforts by industry participants. We and our competitors compete based on a variety of factors, including the range of offerings we provide, brand recognition, business reputation, financial strength, stability and continuity of client and other intermediary relationships, quality of service, and level of fees charged for our solutions and services. The market is also highly fragmented and served by numerous firms that target only local markets or specific client types. We compete with many different types of companies that vary in size and scope, including SS&C (Advent, CAMRA, Maximus, and Singularity), State Street (PAM), SAP, BNY Mellon (Eagle), Simcorp (Dimension), BlackRock (Aladdin), FIS (iWorks), Broadridge, Bloomberg AIM, LayerOne, Coremont and Northern Trust, and which are discussed in greater detail under “Business—Competition”. In addition, some of our clients, including financial services firms, have developed or may develop the in-house capability to provide the technology, investment reporting and accounting solutions, portfolio and order management solutions, regulatory reporting solutions and investment risk management and performance analytics solutions and services they have engaged us to perform, obviating the need to hire us.
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

Our results of operations and financial condition are highly dependent on fees based on the value of the assets on our platform, and for certain solutions dependent on user fees, connectivity fees, market data fees, and managed service fees. To the extent market volatility, a downturn in economic conditions, product utilization, or other factors cause negative trends, fluctuations in usage or fluctuations in the value of the assets on our platform or, our fee-based revenue and earnings may decline.
A significant portion of our revenue is derived from fees that are based on the value of the assets that our clients maintain on our platform, which are primarily generated from our insurance industry and asset manager clients. For certain solutions, revenues are derived from user fees, connectivity fees, market data fees, and managed service fees, and dependent on customer utilization, particularly among our hedge fund clients. Our insurance, asset management and hedge fund clients contributed 41%, 26% and 17%, respectively, to our total revenue for the year ended December 31, 2025.
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
Our revenues for the year ended December 31, 2025 grew 62% compared to the same period in 2024. Continued future growth could place additional demands on our resources and increase our expenses. Our success depends in large part on our ability to attract high-quality management and employees in sales, development, software engineering, operations and support functions. In addition to hiring new employees, we must continue to focus on retaining our best talent and preserving our culture, values and entrepreneurial environment. Competition for qualified employees is intense in our industry, and the loss of even a few qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the ongoing expansion of our business, could harm our results of operations and impair our ability to grow. To attract and retain key personnel, we use various measures, including an equity incentive program for key executive officers and employees. We may need to invest significant amounts of cash and equity for new and existing employees and we may never realize returns on these investments. In addition, these measures may not be enough to attract and retain the personnel we require to operate our business effectively. In the last few years, we have observed an overall tightening and increased competitiveness in the U.S. labor market. Although we have not experienced any material labor shortage, a prolonged labor shortage or increased employee turnover caused by general macroeconomic or other factors could increase our labor costs and negatively impact our ability to serve our clients. If we are not able to effectively increase and retain our talent, our ability to achieve our strategic objectives will be adversely impacted, and our business, financial condition and results of operations will be harmed.
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
We charge clients fees based on various factors that include the scale and complexity of a client’s assets managed on the CWAN platform, users, data connections, market data, and managed services, all of which vary by product. Our investment accounting solution is typically priced through a contracting structure we describe as Base+, which includes a base fee for a prospective or existing client's book of business plus an incremental fee for increases in assets on the platform. The Base+ structure is designed to limit the downside volatility in our asset-based fees. Our pricing model allows CWAN to includes annual increases in the base fee and enables us to charge additional fees for additional services provided for certain alternative asset classes (e.g., CWAN Private Funds, CWAN Private Credit) or additional products (e.g. Reporting, PMS, OEMS, Risk) should the client choose to utilize those services.
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
If our investment accounting and reporting solutions, portfolio and order management, regulatory reporting solutions or risk management or performance analytics solutions fail to perform properly due to undetected errors or similar problems, our business, financial condition, reputation or results of operations could be materially adversely affected.
Investment accounting and reporting solutions, portfolio and order management, regulatory reporting solutions or risk management or performance analytics solutions we develop or license may contain undetected errors or defects despite testing. Such errors can exist at any point in the life cycle of our solutions, but there is an increased risk that they will be found after new services, enhancements or data sources are incorporated into our existing solutions or services. We continually introduce new solutions and services and new versions of our solutions and services, including, for example, in response to new or modified regulations or reporting requirements. Despite internal testing and testing by current and potential clients, our current and future solutions and services, or the operating systems used to deliver them, may contain serious defects or malfunctions. If we detect any errors before release, we might be required to delay the release of the solution or service for an extended period of time while we address the problem. We might not discover errors that affect our new or current solutions, services or enhancements until after they are deployed or after they have, for example, resulted in incorrect reporting on which our clients are dependent, and we may need to provide new enhancements to correct such errors. Errors may occur that could have a material adverse effect on our business, financial condition or results of operations and could result in harm to our reputation, lost sales, delays in commercial release, claims by affected clients, third-party claims, contractual disputes, contract terminations or renegotiations, or unexpected expenses and diversion of management and other resources to remedy errors. In addition, negative public perception and reputational damage caused by such claims would adversely affect our client relationships and our ability to enter into new contracts. Any of these problems could have a material adverse effect on our business, financial condition, reputation or results of operations.
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
A key element of our strategy is to invest significantly in our growth and research and development efforts to develop new solutions and services and enhance our existing solutions and services to address additional applications and markets. For the year ended December 31, 2025, our research and development expense was approximately 27% of our revenue. If we do not spend our research and development budget efficiently or effectively on compelling innovation and technologies, our business may be harmed and we may not realize the expected benefits of our strategy. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling solutions and services and generate revenue, if any, from such investment. Additionally, anticipated client demand for an offering we are developing could decrease after the development cycle has commenced, rendering us unable to recover substantial costs associated with the development of such offering. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of solutions and services that are competitive in our current or future markets, it would harm our business and results of operations.
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
Our debt consists of variable-rate debt and fluctuations in interest rates could have a material effect on our business. Prior to 2022, interest rates in the U.S. had generally been at historic lows for several years. In 2022 through 2024, the United States Federal Reserve raised interest rates several times in an attempt to combat historically high inflation. As a result, we may incur higher interest costs if interest rates increase. There can be no assurance that the United States Federal Reserve will not raise rates in the future, and any such increase in interest costs could have a material adverse impact on our financial condition and cash flows.
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
The 2025 Credit Agreement contains, and the agreements evidencing or governing any other future indebtedness may contain, financial restrictions on us and our restricted subsidiaries, including restrictions on our or our restricted subsidiaries’ ability to, among other things:
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
In addition, we are required to maintain compliance with various financial ratios in the 2025 Credit Agreement. A failure by us or our subsidiaries to comply with the covenants or to maintain the required financial ratios contained in the 2025 Credit Agreement could result in an event of default under such indebtedness, which could adversely affect our ability to respond to changes in our business and manage our operations. Additionally, a default by us under the 2025 Credit Agreement or an agreement governing any other future indebtedness may trigger cross-defaults under any other future agreements governing our indebtedness. Upon the occurrence of an event of default or cross-default under any of the present or future agreements governing our indebtedness, the lenders could elect to declare all amounts outstanding to be due and payable and exercise other remedies as set forth in the agreements. If any of our indebtedness is accelerated, there can be no assurance that our assets will be sufficient to repay this indebtedness in full, which could have a material adverse effect on our ability to continue to operate as a going concern.
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
A significant portion of our assets consists of goodwill and other intangible assets, primarily recorded as the result of the acquisitions. We may subsequently experience unforeseen events that could adversely affect the value of our goodwill or intangible assets. Our goodwill is subject to an impairment test annually and is also tested for impairment whenever facts and circumstances indicate that goodwill is impaired. In the event of an impairment, any excess of the carrying value of these assets over the fair value must be written off in the period of determination. Finite-lived intangible assets are generally amortized over the useful life of such assets. Future determinations of significant impairments of goodwill or finite-lived intangible assets as a result of an impairment test or accelerated amortization of finite-lived intangible assets could have a negative impact on our results of operations and financial condition.
Deferred tax assets represent a significant portion of our assets, and non-realizability of these assets could negatively impact our results of operations and financial condition.
A significant portion of our assets consists of deferred tax assets (“DTA”), primarily for deductible temporary differences related to Investment in Partnership and loss & tax credit carry forwards. We recognize deferred tax assets to the extent it is more likely than not that the assets will be realized. We consider positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations for a need of valuation allowance at each reporting period. In the event of non-realizability of DTA, any excess of the carrying value of these assets over the realizability must be adjusted with a corresponding valuation allowance in the period of determination. Future determinations of significant non realizability of DTA could have a negative impact on our results of operations and financial condition. For example, if we were to determine that realizability of our deferred tax assets was not more likely than not, we would reduce deferred tax assets and increase income tax expense by approximately $694 million at December 31, 2025.

Legal and Regulatory Risks
We could face liability for certain information we use and/or provide, including information based on data we obtain from other parties.
We may be subject to claims for negligence, breach of contract or other claims relating to the information we use and/or provide. For example, individuals may take legal action against us if they rely on information we have provided and it contains an error. In addition, we could be subject to claims based upon the content that is accessible from our website through links to other websites. Moreover, we could face liability based on inaccurate information provided to us by others or based on information provided to us by others that have not obtained necessary consents to do so. We could also face liability from third parties, including clients or vendors, claiming that their data has been improperly used. Defending any such claims could be expensive and time-consuming, and any such claim could materially adversely affect our business, financial condition or results of operations.
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
Only one of our technologies, solutions or services is covered by an issued patent. We are the owner of three separate copyright registrations, seven registered trademarks in the United States and eighteen international trademarks, and we claim common law rights in other trademarks that are not registered. We cannot guarantee that:
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
We use ML and AI technologies in our solutions and business, and we are making investments in expanding the use of AI solutions, including ongoing deployment and improvement of features using AI technologies. The introduction of AI technologies into new or existing solutions may result in new or enhanced governmental or regulatory scrutiny (such as the EU AI Act, and proposed state and federal regulations), litigation, confidentiality or security risks, ethical concerns, legal liability, or other complications. Compliance with new or changing laws, regulations or industry standards relating to AI may impose significant operational costs and may limit our ability to develop, deploy or use AI technologies. A failure on our part to develop solutions to ensure compliance with regulatory regimes and/or our clients’ requirements may result in unforeseen costs or delays deploying new and improved features using AI technologies. Furthermore, while we aim to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. Uncertainty around new and emerging AI technologies may require additional investment in the development and maintenance of proprietary datasets and machine learning models, development of new approaches and processes to provide related to the collection and use of training data, and development of appropriate protections and safeguards for handling the use of client data with AI technologies, which may be costly and could impact our expenses. AI technologies incorporated into our solutions and business processes may use algorithms, datasets, or training methodologies that may be flawed or contain deficiencies that may be difficult or impossible for us to detect during testing, including as a result of the use of biased or insufficient training data. Any of the foregoing may result in decreased demand for our solutions, harm to our business, results of operations or reputation, legal liability, regulatory action, or failure to achieve expected results including if use products or enable or offer solutions that draw scrutiny or controversy due to their perceived or actual impact on clients or on society as a whole. In addition, third parties may deploy AI technologies in a manner that reduces client demand for our solutions.
International Risks
As a global organization, our business is susceptible to risks associated with our international operations.
In addition to our U.S. operations, we currently maintain international operations in the United Kingdom and India and have smaller sales-focused and research and development-focused presences in France, Germany, Luxembourg, Singapore, Hong Kong and Japan, and have clients located around the globe. Managing a global organization outside of the United States is difficult and time-consuming and introduces risks that we may not face with our operations and sales in the United States. These risks include:
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
Our India operations are a key factor to our success. We believe that our significant presence in India provides certain important advantages for our business, such as direct access to a large pool of skilled professionals and assistance in growing our business internationally. However, it also creates certain risks that we must effectively manage. As of December 31, 2025, 1,118 of our total employees were based in India. Wage costs in India for skilled professionals are currently lower than in the United States for comparably skilled professionals. However, wages in India are increasing at a faster rate than in the United States, which could result in us incurring increased costs for technical professionals and reduced margins. There is intense competition in India for skilled technical professionals, and we expect such competition to increase. As a result, we may be unable to cost-effectively retain our current employee base in India or hire additional new talent. In addition, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and has been involved in conflicts with neighboring countries. The occurrence of any of these circumstances could result in disruptions to our India operations, which, if continued for an extended period of time, could have a material adverse effect on our business. If we are unable to effectively manage any of the foregoing risks related to our India operations, our development efforts could be impaired, our growth could be slowed and our results of operations could be negatively impacted.
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
•prohibit stockholders from acting by written consent;
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings;
•require that the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% in voting power of all the then-outstanding shares of common stock of the Company entitled to vote thereon;
•providing that our board of directors is expressly authorized to amend, alter, rescind or repeal our bylaws; and
•require the affirmative vote of holders of at least 66 2/3% of the voting power of all of the then-outstanding shares of our common stock to amend provisions of our certificate of incorporation relating to the management of our business, our board of directors, stockholder action by written consent, calling special meetings of stockholders, competition and corporate opportunities, Section 203 of the DGCL, forum selection and the liability of our directors, or to amend, alter, rescind or repeal our bylaws.
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
Sales of a substantial number of shares of our Class A common stock in the public market, or the perception that such sales may occur, could depress the market price of our Class A common stock. From time to time, we or our stockholders may sell shares of our Class A common stock. Issuing additional shares of our Class A common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both. Issuing additional shares of our Class B common stock and Class C common stock, as applicable, when issued with corresponding LLC Interests, may also dilute the economic and voting rights of our existing stockholders or reduce the market price of our Class A common stock or both. Additionally, further issuances of our Class D common stock, which is convertible into shares of our Class A common stock, may also dilute the economic and voting rights of our existing stockholders. As of December 31, 2025, the Company does not have any intention to issue any additional shares of Class C common stock or Class D common stock.
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
Following the IPO, we filed a registration statement registering under the Securities Act the shares of Class A common stock reserved for issuance under our 2021 Plan. Sales of our Class A common stock pursuant to such registration statement may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for stockholders to sell shares of our Class A common stock.
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
•the pendency of the Merger and any uncertainty around the timing of the Merger and its effects;
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
Companies across all industries have been experiencing increased scrutiny related to their ESG practices and disclosures. Investors, customers, regulators, employees, and other stakeholders have focused increasingly on ESG issues, including, among other things, climate change and greenhouse gas emissions, human and civil rights, and diversity, equity, and inclusion matters. In addition, public ESG and sustainability reporting is becoming more broadly expected by various stakeholders. Clients, particularly in Europe, sometimes seek ESG information to satisfy their ESG commitments and regulatory reporting obligations. We may face reputational damage if we do not adapt to or comply with these expectations and standards relating to ESG matters. Further, expectations surrounding appropriate corporate behavior with respect to ESG matters are continually evolving and often reflect opposing viewpoints. If we do not successfully manage expectations across varied stakeholder interests, it could erode stakeholder confidence and thereby affect our brand and reputation.

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
Item 2. Properties.
Our corporate headquarters is located in Boise, Idaho and consists of 106,780 square feet under a lease agreement that expires on October 31, 2026. In January 2026, the lease agreement was renewed for a 10-year period, ending on October 31, 2036. We also lease office space in New York, New York; Chicago, Illinois; McLean, Virginia; Seattle, Washington; San Jose, California; London, United Kingdom; Edinburgh, United Kingdom; Dublin, Ireland; Paris, France; Luxembourg; Frankfurt, Germany; Noida, India; Bangalore, India; Mumbai, India; Tokyo, Japan; Sydney, Australia; Singapore and Hong Kong.
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
Holders of Record
As of February 13, 2026, there were 214 holders of record of our Class A common stock. The actual number of stockholders of Class A common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities. As of February 13, 2026, we also had 15 holders of record of our Class B common stock.
Dividend Policy
We have no current plans to pay dividends on our Class A common stock. Holders of our Class B common stock do not have any right to receive dividends, or to receive a distribution upon a liquidation, dissolution, or winding up of Clearwater Analytics Holdings, Inc., with respect to their Class B common stock. The declaration, amount, and payment of any future dividends on shares of Class A common stock is at the sole discretion of our board of directors.
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
In connection with the IPO, we issued 34,500,000 shares of Class A common stock at a public offering price of $18.00 per share. The graph set forth below compares the cumulative total return to stockholders on our Class A common stock relative to the cumulative total returns of the Standard & Poor’s 500 Index (the S&P 500), Standard & Poor’s Information Technology Sector Index, NASDAQ Composite Index and NASDAQ 100 Technology Sector Index. An investment of $100 is assumed to have been made in our Class A common stock and in each index on September 24, 2021, the date our Class A common stock began trading on the NYSE, and its relative performance is tracked through December 31, 2025. The graph uses the closing market price on September 24, 2021 of $25.37 per share as the initial value of our Class A common stock. All values assume reinvestment of dividends.

The comparisons are based on historical data and are not indicative of, nor intended to forecast, the future performance of our Class A common stock.

Unregistered Sales of Equity Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table sets forth information with respect to shares of Class A common stock purchased by the Company during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Program
				(in millions)
October 1 to October 31, 2025	410,035	$18.22	410,035	$83.7
November 1 to November 30, 2025	100,000	$17.20	100,000	$81.9
December 1 to December 31, 2025	—	$—	—	$81.9
Total	510,035		510,035
(1) In August 2025, the Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. The timing, quantity and price of any share repurchase may vary. Shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. All shares purchased during the three months ended December 31, 2025 were purchased under a Rule 10b5-1 plan.
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
Overview
CWAN brings transparency to the opaque world of investment management with what we believe is the industry’s most comprehensive single instance, multi-tenant technology platform. Our cloud-native AI-powered software allows clients to radically simplify their investment management operations, enabling them to focus on higher-value business functions such as asset allocation strategy and investment selection. Our front-to-back platform provides a single source of truth for global investment assets, made available daily or on-demand, instead of weekly or monthly. We give our clients confidence that they are making the most informed decisions about investment performance, regulatory compliance and risk.
Our offerings integrate portfolio management, OEMS, investment accounting, reconciliation, regulatory reporting, performance, compliance, and risk analytics. Serving leading insurers, asset managers, hedge funds, banks, corporations, and government entities, CWAN’s powerful platform aggregates and normalizes data on over $10 trillion of global invested assets for over 2,500 clients as of December 31, 2025. We bring modern software to an industry that has long been dominated by difficult-to-use, high cost legacy technologies and processes, which often lack data integrity and traceability, and often require significant manual intervention. The strength of our platform is demonstrated by our industry leading NPS scores and gross revenue retention rate of at least 98% in 27 of the last 28 quarters.
We provide our clients with modern cloud-native software to replace these legacy systems. Our platform helps clients reduce cost, time, errors and risk and allows them to reallocate resources to other value-creating activities. Our software aggregates, reconciles and validates data from more than 4,900 daily data feeds and more than four million securities that have been modeled across multiple currencies, asset classes and countries. This cleansed and validated data runs through our proprietary solutions to provide clients with powerful analytics and daily or on-demand configurable reporting. We offer multi-asset class, multi-basis, multi-currency accounting and analytics that provide clients with a comprehensive view of their holdings and related performance. This allows our clients to make better, more timely decisions about their investment portfolios.
CWAN benefits from powerful network effects. With our single instance, multi-tenant architecture, every client, whether new or existing, enriches our global data set by making it more complete and accurate. Our software continually sources, ingests, models, reconciles and validates the terms, conditions and features of every investment security held by all of our clients. Through this continuous process, we are able to identify and adjudicate data discrepancies that otherwise could introduce error and risk into our clients’ investment portfolios. We believe that a meaningful competitive advantage of this network effect is that we are increasingly seen as the best and most accurate source of investment management data and analytics in the industry. We believe that this architecture and consolidated dataset offers clients a unique ability to accelerate time-to-insight and efficiency through generative artificial intelligence (“GenAI”), artificial intelligence agents (“AI Agents”) and other cutting-edge technologies embedded into the CWAN platform.
We primarily have a recurring revenue model, excluding revenue from professional services and license-related revenue. We charge clients fees based on various factors that include the scale and complexity of a client’s assets managed on the CWAN platform, users, data connections, market data, and managed services, all of which vary by product. Our investment accounting solution is typically priced through a contracting structure we describe as Base+, which includes a base fee for a prospective or existing client's book of business plus an incremental fee for increases in assets on the platform. The Base+ structure is designed to limit the downside volatility in our asset-based fees. A majority of the assets priced through this model are high-grade fixed income and structured assets, which have traditionally had lower levels of volatility enabling our highly predictable revenue streams. Our pricing model allows CWAN to includes annual increases in the base fee and enables us to charge additional fees for additional services provided for certain alternative asset classes (e.g., CWAN Private Funds, CWAN Private Credit) or additional products (e.g. Reporting, PMS, OEMS, Risk) should the client choose to utilize those services.

Recent Developments
Proposed Merger
On December 20, 2025, we entered into a definitive Merger Agreement to be acquired in a transaction valued at approximately $8.4 billion by the Investor Group. Under the terms of the Merger Agreement, each share of our Class A common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares of our Class A common stock (i) owned by Parent or Merger Sub, (ii) owned by us as treasury shares or (iii) held by any person who properly exercises appraisal rights under the DGCL) will convert into the right to receive an amount in cash equal to $24.55 per share, without interest, upon completion of the Merger.
In connection with the Merger, the Company will exercise its right to require each holder of LLC Interests in CWAN Holdings to exchange all of such holder’s LLC Interests and our Class B common stock for shares of our Class A common stock immediately prior to, and conditioned on the occurrence of, the effective time of the Merger (the “Effective Time”) and in accordance with the LLC Agreement and our certificate of incorporation (the “LLC Interests Exchange”). Each share of our Class B common stock will automatically be canceled immediately upon the consummation of the LLC Interests Exchange, such that no shares of our Class B common stock will remain outstanding as of immediately prior to the Effective Time. Each share of our Class A common stock issued in the LLC Interests Exchange will be entitled to receive the Merger Consideration.
The Merger is expected to close in the second quarter of 2026 and is subject to certain closing conditions, including the approval of the Company’s stockholders, expiration or termination of the applicable waiting period under the HSR Act, the receipt of certain other specified regulatory approvals or consent, the absence of legal restraints prohibiting consummation of the Merger, and other customary conditions specified in the Merger Agreement. Early termination of the waiting period under the HSR Act in connection with the Merger was granted effective February 13, 2026.
For further details on the Merger, see Note 19 “Subsequent Events” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Key Factors Affecting Our Performance
The growth and future success of our business depends on many factors, including those described below.
•Adding New Clients in Established End Markets: Our future growth is dependent upon our ability to continue to add new clients, and in 2025 we added over 1,000 net new clients through organic growth and acquisitions. We are focused on continuing to increase our client base in our established client end-markets of corporations, insurance companies and asset managers, and doing so with increasingly large and sophisticated clients. As we add clients, it takes time to fully onboard their assets to the platform. Our revenue generally increases as assets are added to the platform, while the effort to serve the client is relatively consistent over time. Therefore, we expect revenues and gross margins to increase for a client as the client transitions from the onboarding process to a steady state once assets have been onboarded. In any period, our gross margins may fluctuate based on the relative size and number of clients that we are onboarding at that time.
•Expanding and Retaining Relationships with Existing Clients: Our future growth is dependent upon retaining our existing clients and expanding our relationships with these clients through increases in the amount of their assets on our platform. We have enjoyed consistent gross revenue retention rates of at least 98% in 27 of the past 28 quarters. The consistency in revenue retention creates predictability in our business and enables us to better plan our future investments. Our relationships with our clients expands as these clients add more assets to our platform, with our quarterly net revenue retention rates (as defined below under “—Key Operating Measures”) between 114% and 109% in 2025. Clients may add assets as a result of acquiring new clients themselves or by acquiring new businesses or simply through organic growth, which produces additional assets that they manage using our platform. We believe that our client service model and technology platform are strong contributing factors in our attractive retention rates. As such, we expect to continue to invest in both our operations and research and development functions to maintain and increase our high levels of client satisfaction, which we believe will lead to strong client retention and expansion.
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
•Fluctuations in the Market Value of Assets on the Platform: Although we generally have a base fee and Base+ model, we also bill our clients monthly in arrears based on a basis point rate applied to our clients’ assets on our platform, which can be influenced by general economic conditions. While 74% of the assets on the Clearwater platform were high-grade fixed income securities and structured products as of December 31, 2025 and traditionally subject to lower levels of volatility, the value of our clients’ assets on our platform varies on a daily basis due to changes in securities prices, cash flow needs, incremental buying and selling of assets and other strategic priorities of our clients. For these reasons, our revenue is subject to fluctuations based on economic conditions, including market conditions and the changing interest rate environment.
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
Tax Receivable Agreement Expense
In connection with the IPO and related transactions, we entered into a TRA that, prior to the TRA Amendment, provided for the payment by us to certain parties therein (the “TRA Parties”) of 85% of certain tax benefits that we realized, or in some cases were deemed to realize, as a result of Tax Attributes, as defined in the Tax Receivable Agreement. Tax receivable agreement expense relates to payments we made, or to be made, under the TRA prior to or in connection with the TRA Amendment.
On November 4, 2024, the Company entered into the TRA Amendment, which amended the TRA to provide for one-time settlement payments in a gross amount of approximately $72.5 million, inclusive of approximately $69.2 million to be paid to the TRA Parties (net of the TRA Bonus Payments (as defined in the TRA Amendment)) and approximately $3.3 million TRA Bonus Payments to be paid to certain executive officers of the Company (collectively, the “TRA Settlement Payments”), plus approximately $6.5 million in third-party expenses. Upon the payment of the TRA Settlement Payments, the TRA Parties will have no further rights to receive payments (past, current, or future) under the TRA, and the Company will have no further payment obligations (past, current, or future) to the TRA Parties under the TRA. Most of the TRA Settlement Payments were made in December 2024. The remaining TRA Settlement Payments were made in the first quarter of 2025. Refer to Note 17 “Tax Receivable Agreement Liability” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Other Income, Net
Other income, net, consists of gains and losses of foreign currency and investments, and interest income. Interest income, net reflects interest received on our cash and cash equivalents based on interest rates of the applicable period, and interest received from our other investments.
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
The following table summarizes the Company’s annualized recurring revenue as of the dates presented:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands)
2025
Annualized recurring revenue	$493,852	$783,450	$807,479	$840,962
2024
Annualized recurring revenue	$402,326	$427,189	$456,941	$474,924
2023
Annualized recurring revenue	$337,366	$349,536	$362,442	$379,096
Annualized recurring revenue increased 77% from December 31, 2024 to 2025 due to growth in our client base, both organically through new clients brought onto our core CWAN platform, as well as inorganically through customers gained from acquired entities, as well as changes to our existing clients’ assets on our core CWAN platform and increasing revenue which is not related to assets on our platform. The acquired entities contributed annualized recurring revenue of $270.7 million, $273.1 million and $282.0 million in the second, third and fourth quarter of 2025, respectively.
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

The following table summarizes our retention rates as of the dates presented:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2025
Gross revenue retention rate	98%	98%	98%	98%
Net revenue retention rate	114%	110%	108%	109%
2024
Gross revenue retention rate	99%	99%	99%	98%
Net revenue retention rate	110%	110%	114%	116%
2023
Gross revenue retention rate	97%	98%	98%	98%
Net revenue retention rate	106%	109%	108%	107%
Gross revenue retention rates have remained consistently at least 98% in 27 of the past 28 quarters. We believe the extremely consistent and high gross revenue retention rate is a testament to the value proposition that our leading solution offers. From the second quarter of 2025, the retention rates included the effects from the acquired entities. Excluding the effects from the acquired entities, net revenue retention is 114%, 112% and 113% in the second, third and fourth quarter of 2025, respectively.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are supplemental performance measures that our management uses to assess our operating performance. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) depreciation and amortization expense, (iii) equity-based compensation expense and related payroll taxes, (iv) tax receivable agreement expense, (v) transaction expenses, (vi) amortization of prepaid management fees and reimbursable expenses, (vii) provision for (benefit from) income taxes, and (viii) other income, net. We define Adjusted EBITDA Margin as Adjusted EBITDA (as defined above) divided by revenue.

The following table reconciles net loss to Adjusted EBITDA and includes amounts expressed as a percentage of revenue for the periods indicated.

	Year Ended December 31,
	2025		2024		2023
	(in thousands, except percentages)
Net income (loss)	$(40,254)	(6%)	$427,585	95%	$(23,083)	(6%)
Adjustments:
Interest expense	45,664	6%	4,325	1%	4,729	1%
Depreciation and amortization	85,541	12%	12,181	3%	9,929	3%
Equity-based compensation expense and related payroll taxes	134,533	18%	110,961	25%	108,078	29%
Tax receivable agreement expense	—	—%	53,181	12%	14,396	4%
Transaction expenses	35,773	5%	8,308	2%	2,052	1%
Amortization of prepaid management fees and reimbursable expenses	29	0%	1,990	0%	2,592	1%
Provision for (benefit from) income taxes	(9,418)	(1%)	(457,648)	(101%)	217	0%
Other income, net	(3,678)	(1%)	(15,209)	(3%)	(13,004)	(4%)
Adjusted EBITDA	$248,190	34%	$145,674	32%	$105,906	29%
Revenue	$731,368	100%	$451,803	100%	$368,168	100%

Results of Operations
The following tables set forth our results of operations for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue	$731,368	$451,803	$368,168
Cost of revenue(1)	239,220	122,987	107,127
Gross profit	492,148	328,816	261,041
Operating expenses:
Research and development(1)	196,228	150,558	123,925
Sales and marketing(1)	149,180	67,254	60,365
General and administrative(1)	154,426	98,770	93,496
Total operating expenses	499,834	316,582	277,786
Income (loss) from operations	(7,686)	12,234	(16,745)
Interest expense	45,664	4,325	4,729
Tax receivable agreement expense	—	53,181	14,396
Other income, net	(3,678)	(15,209)	(13,004)
Loss before income taxes	(49,672)	(30,063)	(22,866)
Provision for (benefit from) income taxes	(9,418)	(457,648)	217
Net income (loss)	(40,254)	427,585	(23,083)
Less: Net income (loss) attributable to non-controlling interests	(1,447)	3,207	(1,456)
Net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(38,807)	$424,378	$(21,627)
(1)Amounts include equity-based compensation as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cost of revenue	$16,445	$13,634	$12,215
Operating expenses:
Research and development	33,835	36,093	24,739
Sales and marketing	37,369	15,304	15,843
General and administrative	40,247	38,170	51,650
Total equity-based compensation expense	$127,896	$103,201	$104,447

The following table sets forth our consolidated statements of operations data expressed as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Revenue	100%	100%	100%
Cost of revenue	33%	27%	29%
Gross profit	67%	73%	71%
Operating expenses:
Research and development	27%	33%	34%
Sales and marketing	20%	15%	16%
General and administrative	21%	22%	25%
Total operating expenses	68%	70%	75%
Income (loss) from operations	(1%)	3%	(5%)
Interest expense	6%	1%	1%
Tax receivable agreement expense	0%	12%	4%
Other (income) expense, net	(1%)	(3%)	(4%)
Loss before income taxes	(7%)	(7%)	(6%)
Provision for (benefit from) income taxes	(1%)	(101%)	0%
Net income (loss)	(6)%	95%	(6)%
Comparison of the Years Ended December 31, 2025, 2024 and 2023
Revenue

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except percentages)
Revenue	$731,368	$451,803	$368,168
Change over prior year	279,565	83,635	64,742
Percent change over prior year	62%	23%	21%
Revenue increased $279.6 million, or 62%, in 2025 compared to 2024. The increase was due a growth in our customer base, both organically through new clients brought onto our core CWAN platform, as well as inorganically through customers gained from acquired entities, as well as changes to our existing clients’ assets on our core CWAN platform and increasing revenue which is not related to assets on our platform. Average assets on our platform that were billed to new and existing clients increased 13% from 2024 to 2025 and average basis point rate billed to clients increased by 3.8% from 2024 to 2025.
Revenue increased $83.6 million, or 23%, in 2024 compared to 2023. The increase was due to new clients brought onto our platform which resulted in an increase in revenue of $21.3 million, acquired customer base related to the Wilshire Technology acquisition, as well as changes to our existing clients’ assets on our platform and an increase in revenue not related to assets on our platform. Average assets on our platform that were billed to new and existing clients increased 15% from 2023 to 2024 and average basis point rate billed to clients increased by 6.2% from 2023 to 2024.

Cost of Revenue

	Year Ended December 31,
	2025	$ Change	% Change	2024	$ Change	% Change	2023
	(In thousands, except percentages)
Equity-based compensation	$16,445	$2,811	21%	$13,634	$1,419	12%	$12,215
All other cost of revenue	222,775	113,422	104%	109,353	14,441	15%	94,912
Total cost of revenue	$239,220	$116,233	95%	$122,987	$15,860	15%	$107,127
Percent of revenue	33%			27%			29%
Cost of revenue changed as follows:

	Change from December 31, 2024 to December 31, 2025	Change from December 31, 2023 to December 31, 2024
	(in thousands)
Increased depreciation and amortization	$53,843	$2,139
Increased payroll and related costs	39,579	8,005
Increased data costs	12,495	2,964
Increased (decreased) technology costs	4,576	(492)
Increased equity-based compensation	2,811	1,419
Increased facilities and infrastructure expenses	2,250	1,409
Increased travel and entertainment	635	239
Increased outside services and contractors	544	223
Other items	(500)	(46)
Total change	$116,233	$15,860
The increase in cost of revenue in 2025 was primarily due to increased depreciation and amortization of acquired intangible assets from acquisitions, increased payroll and related costs as a result of headcount growth from acquisitions, increases in merit-based compensation, changes in our employee base leading to higher compensation, and increased equity-related payroll taxes for vested equity awards. In addition, cost of revenue increased due to higher data costs for acquiring vendor data contracts, increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, increased equity-based compensation due to grants of additional awards to employees, and increased allocation of facilities cost due to the acquisition of additional office spaces.
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

Operating Expenses
Research and Development

	Year Ended December 31,
	2025	$ Change	% Change	2024	$ Change	% Change	2023
	(In thousands, except percentages)
Equity-based compensation	$33,835	$(2,258)	(6)%	$36,093	$11,354	46%	$24,739
All other research and development	162,393	47,928	42%	114,465	15,279	15%	99,186
Total research and development	$196,228	$45,670	30%	$150,558	$26,633	21%	$123,925
Percent of revenue	27%			33%			34%
Research and development expense changed as follows:

	Change from December 31, 2024 to December 31, 2025	Change from December 31, 2023 to December 31, 2024
	(in thousands)
Increased payroll and related costs	$33,104	$11,276
Increased technology costs	8,352	4,207
Increased (decreased) outside services and contractors	2,981	(369)
Increased data costs	1,502	3
Increased facilities and infrastructure expenses	1,104	349
Increased (decreased) depreciation and amortization	806	(308)
(Decreased) increased equity-based compensation	(2,258)	11,354
Other items	79	121
Total change	$45,670	$26,633
The increase in research and development expense in 2025 was primarily due to increased payroll and related costs as a result of headcount growth from acquisitions, increases in merit-based compensation, changes in our employee base leading to higher compensation, partially offset by decreased equity-related payroll taxes for vested equity awards. In addition, research and development expenses increased due to increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, increased outside services and contractors costs related to acquisitions, increased data costs for acquiring vendor data contracts, and increased allocation of facilities cost due to the acquisition of additional office space. These increases were partially offset by decreased equity-based compensation due to the movement of certain key personnel from the research and development team to the sales and marketing team with a change in responsibilities.
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

Sales and Marketing

	Year Ended December 31,
	2025	$ Change	% Change	2024	$ Change	% Change	2023
	(In thousands, except percentages)
Equity-based compensation	$37,369	$22,065	144%	$15,304	$(539)	(3)%	$15,843
All other sales and marketing	111,811	59,861	115%	51,950	7,428	17%	44,522
Total sales and marketing	$149,180	$81,926	122%	$67,254	$6,889	11%	$60,365
Percent of revenue	20%			15%			16%
Sales and marketing expense changed as follows:

	Change from December 31, 2024 to December 31, 2025	Change from December 31, 2023 to December 31, 2024
	(in thousands)
Increased payroll and related costs	33,625	5,219
Increased (decreased) equity-based compensation	$22,065	$(539)
Increased depreciation and amortization	16,762	49
Increased marketing expense	3,089	793
Increased (decreased) facilities and infrastructure expenses	2,103	(26)
Increased travel and entertainment	1,294	465
Increased technology costs	1,190	31
Increased outside services and contractors	710	906
Other items	1,088	(9)
Total change	$81,926	$6,889
The increase in sales and marketing expense in 2025 was primarily due to increased payroll and related costs as a result of headcount growth from acquisitions and increases in merit-based compensation, increased equity-based compensation due to grants of additional awards to employees, and movement of certain key personnel from the research and development team to the sales and marketing team with a change in responsibilities, and increased depreciation and amortization of acquired intangible assets. In addition, sales and increased marketing expense related to company-hosted marketing events, increased allocation of facilities cost due to additional office spaces, increased travel and entertainment expense as employees travelled more between our office locations to support client onboarding, and increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services.
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

General and Administrative

	Year Ended December 31,
	2025	$ Change	% Change	2024	$ Change	% Change	2023
	(In thousands, except percentages)
Equity-based compensation	$40,247	$2,077	5%	$38,170	$(13,480)	(26)%	$51,650
All other general and administrative	114,179	53,579	88%	60,600	18,754	45%	41,846
Total general and administrative	$154,426	$55,656	56%	$98,770	$5,274	6%	$93,496
Percent of revenue	21%			22%			25%
General and administrative expense changed as follows:

	Change from December 31, 2024 to December 31, 2025	Change from December 31, 2023 to December 31, 2024
	(in thousands)
Increased outside services and contractors	$23,690	$9,701
Increased payroll and related costs	16,524	5,126
Increased facilities and infrastructure expenses	3,826	1,258
Increased technology costs	3,564	484
Increased (decreased) equity-based compensation	2,077	(13,480)
Increased depreciation and amortization	1,949	373
Increased other taxes	1,344	168
Increased marketing expense	911	10
Increased travel and entertainment	787	569
Increased (decreased) insurance expense	672	(260)
Decreased (increased) recruiting expense	(231)	1,018
Other items	543	307
Total change	$55,656	$5,274
The increase in general and administrative expense in 2025 was primarily due to increased outside services and contractors related to legal, consulting and accounting professional services supporting the business acquisitions and the Merger, increased payroll and related costs due to headcount growth from acquisitions, increases in merit-based compensation, and one-time severance costs and transaction related bonuses, increased allocation of facilities cost due to additional office space, increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, increased equity-based compensation due to grants of additional awards to employees, including new grants to employees from acquired entities, increased depreciation and amortization of acquired intangible assets, increased other taxes due to increase in franchise taxes from acquired entities.
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

Non-Operating (Income) Expenses

	Year Ended December 31,
	2025	$ Change	% Change	2024	$ Change	% Change	2023
	(In thousands, except percentages)
Interest expense	$45,664	$41,339	956%	$4,325	$(404)	(9%)	$4,729
Tax receivable agreement expense	—	$(53,181)	(100)%	53,181	38,785	269%	14,396
Other income, net	$(3,678)	$11,531	(76)%	(15,209)	(2,205)	17%	(13,004)
Interest expense increased in 2025 mainly due to the newly obtained borrowings under the 2025 Credit Agreement with an average aggregate principal outstanding balance of $890.3 million, and the weighted average interest rate is 6.46% for the year ended December 31, 2025.
There was no tax receivable agreement expense in the year ended December 31, 2025 as all obligations of the tax receivable agreement have been fully paid in accordance with the TRA Amendment in 2024 and no further tax receivable agreement expense is expected in the future.
Other income, net primarily relates to interest income which has reduced significantly due to utilization of surplus funds for acquisitions, foreign exchange gains and losses which is driven by fluctuations in exchange rates, and gains and losses related to our investments.
Provision for (benefit from) Income Taxes

	Year Ended December 31,
	2025	2024	2023
	(In thousands, except percentages)
Provision for (benefit from) income taxes	$(9,418)	$(457,648)	$217
Percent of revenue	(1)%	(101)%	0%
Change over prior year	$448,230	$(457,865)	$(1,143)
Percent change over prior year	(98)%	(210998)%	(84%)
The benefit from income taxes in 2025 decreased due to the valuation allowance release on most of our U.S. net deferred tax assets in the fourth quarter of 2024 offset by a decrease in pretax profit for the year. The decreased pretax profit is largely attributable to expenses related to acquisitions, amortization of intangibles from acquisitions, as well as increased interest expense from debt incurred to fund acquisitions.
The benefit from income taxes in 2024 primarily relates to the valuation allowance release on our U.S. federal and state deferred tax assets. We had maintained a valuation allowance on all of our U.S. net deferred tax assets since our inception as it was determined that it was more likely than not that we would not recognize the benefits of these assets. In the fourth quarter of the year ended December 31, 2024, based on the relevant weight of positive and negative evidence, including the amount of our taxable income in recent years which is objective and verifiable, and consideration of our expected future taxable earnings, we concluded that the valuation allowance related to most U.S. federal and state deferred tax assets was no longer needed. Accordingly, we recognized a non-recurring tax benefit of $472 million related to the valuation allowance reversal.
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
As of December 31, 2025, we had cash, cash equivalents and investments of $91.2 million, which primarily consist of cash and highly-liquid investments in money market funds.
As we have positive cash provided by operating activities, we believe our existing cash and cash equivalents will be sufficient to meet our operating working capital and capital expenditure requirements over the next 12 months. Our future financing requirements will depend on many factors, including our growth rate, revenue retention rates, the timing and extent of spending to support development of our platform and any future investments or acquisitions we may make.
Additional funds may not be available on terms favorable to us or at all, including as a result of disruptions in the credit markets. See “Risk Factors” Part I, Item 1A of this Annual Report on Form 10-K.
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net cash provided by operating activities	$175,896	$74,321	$84,602
Net cash used in investing activities	(988,127)	(55,648)	(95,055)
Net cash provided by (used in) financing activities	725,413	(61,668)	(19,291)
Effect of exchange rate changes on cash and cash equivalents	713	(1,420)	785
Change in cash and cash equivalents during the period	$(86,105)	$(44,415)	$(28,959)
Cash Flows from Operating Activities
Net cash provided by operating activities of $175.9 million during 2025 was primarily the result of our net loss adjusted by non-cash charges, including equity-based compensation, operating lease expense and depreciation and amortization of $193.7 million, which was partially offset by a decrease in changes in operating assets and liabilities of $17.8 million. Cash flows resulting from changes in operating assets and liabilities includes increased prepaid expenses and other assets of $11.2 million due to the timing of prepaid subscriptions with software vendors, increased deferred contract costs of $17.0 million in line with increased revenue arrangements, and an increase in accounts receivable of $11.1 million mainly due to acquired entities, partially offset by cash inflows from increased accrued expenses and other liabilities of $22.4 million primarily due to increase in accrued bonus and accrual for professional and legal services. Operating assets and liabilities are net of acquired entities’ balances recognized as of acquisition dates.
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
Cash Flows from Investing Activities
Net cash used in investing activities of $988.1 million during 2025 was primarily due to the acquisitions of Enfusion and Beacon of $1,074.8 million, purchase of property and equipment of $11.6 million, and the acquisition of Bistro-related intangible assets of $10.0 million, which was partially offset by proceeds from the sale of available-for-sale investments of $89.5 million and proceeds from maturities of investments of $23.7 million.
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
Cash Flows from Financing Activities
Net cash provided by financing activities during 2025 was $725.4 million was primarily due to $924.5 million in proceeds from borrowings, net of payment of debt issuance costs, and $6.6 million of proceeds from the employee stock purchase plan, which was partially offset by a $154.1 million repayment of borrowings, $33.7 million payment of tax withholding on behalf of employees related to net share settlement, and $18.1 million payment for repurchase of common stock.
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
•Business combinations
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
SaaS
For the majority of our sales, we bill our SaaS customers monthly in arrears based on a percentage of the average of the daily value of the assets within a customer’s accounts on the platform. Payment terms may vary by contract but the majority includes a requirement of payment within 30 days following the month in which services were provided. For some solutions, we charge fees which consider various components such as number of users, connectivity, trading volume, data usage and product coverage.
Our services allow the customer to access the services without taking possession of the software. Non-refundable fees invoiced in advance of the delivery of our performance obligations are deemed set-up activities and are deferred as a material right and recognized over time, typically 12 months. After set-up activities, customers can use the platform as intended in the arrangement at the “go live” date. As our platform must stand ready to provide the services throughout the contract period, revenues are recognized as the services are provided over time beginning on the date the service is made available as intended in the arrangement. The majority of our customers have the right to cancel with 30 days’ notice with no penalty.
Licenses
We earn license revenue through the sale of JUMP software license agreements to new customers and sales of additional licenses to the existing customers who can purchase additional users for existing licenses or purchase new licenses. Licenses can be either perpetual or term-based and provide the customer with a right to use the software. When a term license is purchased, maintenance and support is bundled with the license for the term of the license period. We require customers purchasing perpetual licenses to also purchase maintenance and support services covering at least one year from the beginning of the perpetual license. We also offer professional services, including consulting and training, that are not integral to the functionality of the license.
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
Business Combinations
We allocate the fair value of the purchase consideration of a business acquisition to the tangible assets, liabilities, and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Our valuation of acquired assets and assumed liabilities requires significant estimates, especially with respect to intangible assets. The valuation of intangible assets, in particular, requires that we use valuation techniques such as the income approach. The income approach includes the use of a discounted cash flow model, which includes discounted cash flow scenarios and requires the following significant estimates: future expected revenue, expenses and discount rates. We estimate the fair value based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. Acquisition-related expenses and related restructuring costs are recognized separately from the business combinations and are expensed as incurred.
Recently Issued Accounting Pronouncements
Refer to Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
AUM Market Price Risk
A portion of our revenue is derived from fees that are primarily based on the amount of assets on our platform. These fees are stated in basis points, or 1/100th of 1%. Though in substantially all cases we charge a minimum or base fee regardless of the assets that are loaded onto our platform, our revenues fluctuate based on the value of the assets that our clients maintain on our platform. A total of over $10 trillion and $8.8 trillion of assets was loaded on our platform as of December 31, 2025 and 2024, respectively. Movements in funds invested between different securities or fluctuations in securities prices or investment performance could cause the value of AUM to decline, which would result in lower fees we receive from our clients.

Interest Rate Risk
We have interest rate risk relating to debt and associated interest expense under the 2025 Credit Agreement, which is indexed to the Secured Overnight Financing Rate (“SOFR”). At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in a material increase in earnings and cash flows. We estimate that a hypothetical increase or decrease in SOFR of 100 basis points would increase or decrease, respectively, our interest expense by $8.4 million on an annual basis under the 2025 Credit Agreement at December 31, 2025.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Clearwater Analytics Holdings, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 18, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of deferred tax assets recorded for exchange transactions
As discussed in Notes 2 and 16 to the consolidated financial statements, the Company holds an economic interest in CWAN Holdings, LLC (CWAN Holdings) and consolidates the financial position and results of CWAN Holdings. The Company is the sole managing member of CWAN Holdings. CWAN Holdings is treated as a partnership for U.S. federal income tax purposes with the Continuing Equity Owners of CWAN Holdings owning a non-controlling interest. The Continuing Equity Owners have the right to exchange CWAN Holdings partnership interests, along with an equal number of the Company’s Class B or C Common Stock shares, for the Company’s Class A or D Common Stock shares. Upon such an exchange, the Company is treated as purchasing an additional interest in CWAN Holdings from the Continuing Equity Owners in a taxable exchange. The exchange generates deferred tax assets as a result of an increase in tax basis for the Company. As of December 31, 2025, the Company reported $485 million of deferred tax assets related to its Investment in Partnership, a portion of which relates to these exchanges.

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
Evaluation of the realizability of deferred tax assets
As discussed in Notes 2 and 16 to the consolidated financial statements, at December 31, 2025, the Company had deferred tax assets of $721 million. These deferred tax assets consist primarily of $485 million of deductible temporary differences related to Investment in Partnership. The Company recognizes deferred tax assets to the extent it is more likely than not that the assets will be realized. The Company considered positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and recent results of operations.
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
Evaluation of the fair value of certain assets acquired in the Enfusion, Inc. and Beacon Platform Inc. business combinations
As discussed in Notes 2 and 5 to the consolidated financial statements, on April 21 and April 30, 2025, the Company completed its acquisitions of Enfusion, Inc. and Beacon Platform Inc. for approximately $1.4 billion and $488 million in cash and stock consideration, respectively. The transactions were accounted for using the acquisition method of accounting and the purchase prices were allocated to the fair value of identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded as goodwill. The fair value of the Enfusion, Inc. and Beacon Platform Inc. developed technology intangible assets were determined using the multi-period excess earnings method. This method involved the use of key inputs and assumptions such as the projected revenue growth rates. The preliminary acquisition-date fair value of the Enfusion, Inc. and Beacon Platform Inc. developed technology intangible assets recorded by the Company were $400 million and $130 million, respectively. The fair value of the Enfusion, Inc. and Beacon Platform Inc. client relationship intangible assets were determined using the distributor method. This method involved the use of key inputs and assumptions such as the projected revenue growth rates. The preliminary acquisition-date fair value of the Enfusion, Inc. and Beacon Platform Inc. client relationship intangible assets recorded by the Company were $40 million and $33.5 million, respectively.
We identified the evaluation of the preliminary acquisition-date fair value of the Enfusion, Inc. and Beacon Platform Inc. developed technology and client relationship intangible assets as a critical audit matter. Subjective auditor judgment and specialized skills and knowledge were required to evaluate the projected revenue growth rates used to estimate the acquisition-date fair value of the developed technology and client relationship intangible assets. Changes in the projected revenue growth rates could have had a significant impact on the estimated acquisition-date fair value of the developed technology and client relationship intangible assets.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the development and selection of the projected revenue growth rates used to estimate the acquisition-date fair value of the Enfusion, Inc. and Beacon Platform Inc. developed technology and client relationship intangible assets. We performed sensitivity analyses over the projected revenue growth rates to assess the impact of changes in the assumption on the Company’s determination of fair value. We also evaluated the reasonableness of the projected revenue growth rates by comparing them to peers and historical Enfusion, Inc. and Beacon Platform Inc. results. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in evaluating the reasonableness of the projected revenue growth rates by comparing them to certain macroeconomic trend data, such as gross domestic product and inflation.
/s/ KPMG LLP
We have served as the Company’s auditor since 2019.
Boise, Idaho
February 18, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Clearwater Analytics Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Clearwater Analytics Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 18, 2026 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired Enfusion, Inc. and Beacon Platform Inc. during 2025, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, Enfusion, Inc. and Beacon Platform Inc.’s internal control over financial reporting. Total combined assets and total revenues of Enfusion, Inc. and Beacon Platform Inc. represented approximately 23% and 27% of total consolidated assets and total consolidated revenues as of and for the year ended December 31, 2025, respectively. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Enfusion, Inc. and Beacon Platform Inc..
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
/s/ KPMG LLP
Boise, Idaho
February 18, 2026

Clearwater Analytics Holdings, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$91,245	$177,350
Short-term investments	—	78,139
Accounts receivable, net	167,348	106,151
Prepaid expenses and other current assets	36,977	23,006
Total current assets	295,570	384,646
Property, equipment and software, net	26,607	14,797
Operating lease right-of-use assets, net	34,300	24,797
Deferred contract costs, non-current	13,017	7,013
Debt issuance costs - line of credit	3,467	339
Deferred tax assets, net	695,998	602,500
Other non-current assets	5,336	3,340
Intangible assets, net	687,578	30,868
Goodwill	1,270,056	70,971
Long-term investments	—	30,301
Total assets	$3,031,929	$1,169,572
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,096	$2,934
Accrued expenses and other current liabilities	112,249	55,654
Deferred revenue	21,860	7,329
Notes payable, current portion	8,000	2,750
Operating lease liability, current portion	15,138	8,350
Tax receivable agreement liability	—	35
Total current liabilities	161,343	77,052
Notes payable, less current maturities and unamortized debt issuance costs	814,643	43,164
Operating lease liability, less current portion	22,555	17,655
Other long-term liabilities	2,296	1,470
Total liabilities	1,000,837	139,341
Commitments and contingencies (Note 11)
Stockholders' Equity
Class A common stock, par value $0.001 per share; 1,500,000,000 shares authorized, 291,426,648 shares issued and outstanding as of December 31, 2025, 212,857,580 shares issued and outstanding as of December 31, 2024	291	213
Class B common stock, par value $0.001 per share; 500,000,000 shares authorized, 2,017,754 shares issued and outstanding as of December 31, 2025, no share issued and outstanding as of December 31, 2024	2	—
Class C common stock, par value $0.001 per share; 500,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025, 12,542,110 shares issued and outstanding as of December 31, 2024	—	13
Class D common stock, par value $0.001 per share; 500,000,000 shares authorized, no shares issued and outstanding as of December 31, 2025, 22,243,668 shares issued and outstanding as of December 31, 2024	—	22
Additional paid-in-capital	1,754,387	725,174
Accumulated other comprehensive (loss) income	7,089	(1,113)
Retained earnings	259,963	283,946
Total stockholders' equity attributable to Clearwater Analytics Holdings, Inc.	2,021,732	1,008,255
Non-controlling interests	9,360	21,976
Total stockholders' equity	2,031,092	1,030,231
Total liabilities and stockholders' equity	$3,031,929	$1,169,572
The accompanying notes are an integral part of these consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Consolidated Statements of Operations
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue	$731,368	$451,803	$368,168
Cost of revenue(1)	239,220	122,987	107,127
Gross profit	492,148	328,816	261,041
Operating expenses:
Research and development(1)	196,228	150,558	123,925
Sales and marketing(1)	149,180	67,254	60,365
General and administrative(1)	154,426	98,770	93,496
Total operating expenses	499,834	316,582	277,786
Income (loss) from operations	(7,686)	12,234	(16,745)
Interest expense	45,664	4,325	4,729
Tax receivable agreement expense	—	53,181	14,396
Other income, net	(3,678)	(15,209)	(13,004)
Loss before income taxes	(49,672)	(30,063)	(22,866)
Provision for (benefit from) income taxes	(9,418)	(457,648)	217
Net income (loss)	(40,254)	427,585	(23,083)
Less: Net income (loss) attributable to non-controlling interests	(1,447)	3,207	(1,456)
Net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(38,807)	$424,378	$(21,627)

Net earnings (loss) per share attributable to Class A and Class D common stock (Note 13):
Basic	$(0.14)	$1.93	$(0.11)
Diluted	$(0.14)	$1.68	$(0.11)

Weighted average shares of Class A and Class D common stock outstanding:
Basic	271,323,558	219,316,625	199,691,873
Diluted	271,323,558	254,362,539	199,691,873
(1)Amounts include equity-based compensation as follows:

Cost of revenue	$16,445	$13,634	$12,215
Operating expenses:
Research and development	33,835	36,093	24,739
Sales and marketing	37,369	15,304	15,843
General and administrative	40,247	38,170	51,650
Total equity-based compensation expense	$127,896	$103,201	$104,447
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(40,254)	$427,585	$(23,083)
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	8,598	(4,619)	2,744
Unrealized gain on investments	(148)	105	42
Comprehensive income (loss)	$(31,804)	$423,071	$(20,297)
Less: Comprehensive income (loss) attributable to non-controlling interests	(1,199)	2,715	(970)
Comprehensive income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(30,605)	$420,356	$(19,327)
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity (Deficit)
(In thousands, except share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2024	212,857,580	$213	—	$—	12,542,110	$13	22,243,668	$22	$725,174	$(1,113)	$283,946	$21,976	$1,030,231
Issuance of common stock	39,758,823	40	—	—	—	—	—	—	880,049	—	—	—	880,089
Repurchase of common stock	(966,603)	(1)	—	—	—	—	—	—	(18,053)	—	—	—	(18,054)
Exercise of options to purchase common stock	1,955,194	2	—	—	—	—	—	—	161	—	—	5	168
Restricted stock units released	6,479,261	6	—	—	—	—	—	—	—	—	—	—	6
Shares withheld for tax obligations	(1,771,573)	(2)	—	—	—	—	—	—	(32,756)	—	—	(991)	(33,749)
ESPP shares issued	345,942	—	—	—	—	—	—	—	6,441	—	—	195	6,636
Equity-based compensation	—	—	—	—	—	—	—	—	124,666	—	—	3,764	128,430
Acquisition related stock units issued	—	—	—	—	—	—	—	—	14,249	—	—	431	14,680
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	8,346	—	252	8,598
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	(144)	—	(4)	(148)
Net loss	—	—	—	—	—	—	—	—	—	—	(38,807)	(1,447)	(40,254)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	3	3
Effect of LLC ownership changes / share exchanges	32,768,024	33	2,017,754	2	(12,542,110)	(13)	(22,243,668)	(22)	54,456	—	14,824	(14,824)	54,456
Balance at December 31, 2025	291,426,648	$291	2,017,754	$2	—	$—	—	$—	$1,754,387	$7,089	$259,963	$9,360	$2,031,092
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity (Deficit)
(In thousands, except share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2023	127,604,185	$128	111,191	$—	32,684,156	$33	82,955,977	$83	$532,507	$2,909	$(181,331)	$55,328	$409,657
Exercise of options to purchase common stock	3,139,347	3	—	—	—	—	—	—	219	—	—	26	248
Restricted stock units released	4,394,452	4	—	—	—	—	—	—	—	—	—	—	4
Shares withheld for tax obligations	(3,537,216)	(3)	—	—	—	—	—	—	(49,275)	—	—	(6,023)	(55,301)
ESPP shares issued	291,266	—	—	—	—	—	—	—	4,182	—	—	511	4,693
Equity-based compensation	—	—	—	—	—	—	—	—	92,371	—	—	11,292	103,663
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(4,116)	—	(503)	(4,619)
Unrealized gain on available-for-sale investments	—	—	—	—	—	—	—	—	—	94	—	11	105
Net income	—	—	—	—	—	—	—	—	—	—	424,378	3,207	427,585
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(974)	(974)
Effect of LLC ownership changes / share exchanges	80,965,546	81	(111,191)	—	(20,142,046)	(20)	(60,712,309)	(61)	145,170	—	40,899	(40,899)	145,170
Balance at December 31, 2024	212,857,580	$213	—	$—	12,542,110	$13	22,243,668	$22	$725,174	$(1,113)	$283,946	$21,976	$1,030,231
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Changes in Equity (Deficit)
(In thousands, except share amounts)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Non- controlling Interest	Total Stockholders' Equity
Balance at December 31, 2022	61,148,890	$61	1,439,251	$1	47,377,587	$47	130,083,755	$130	$455,320	$609	$(186,647)	$68,865	$338,386
Exercise of options to purchase common stock	3,016,765	3	—	—	—	—	—	—	3,910	—	—	825	4,738
Restricted stock units released	1,966,153	2	—	—	—	—	—	—	—	—	—	—	2
Shares withheld for tax obligations	(2,014,074)	(2)	—	—	—	—	—	—	(17,157)	—	—	(3,625)	(20,784)
ESPP shares issued	337,182	—	—	—	—	—	—	—	3,788	—	—	800	4,588
Equity-based compensation	—	—	—	—	—	—	—	—	86,647	—	—	18,310	104,957
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	2,265	—	479	2,744
Net loss	—	—	—	—	—	—	—	—	—	—	(21,627)	(1,456)	(23,083)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(1,933)	(1,933)
Effect of LLC ownership changes / share exchanges	63,149,269	63	(1,328,060)	(1)	(14,693,431)	(15)	(47,127,778)	(47)	—	—	26,944	(26,944)	—
Balance at December 31, 2023	127,604,185	$128	111,191	$—	32,684,156	$33	82,955,977	$83	$532,507	$2,909	$(181,331)	$55,328	$409,657
The accompanying notes are an integral part of these consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income (loss)	$(40,254)	$427,585	$(23,083)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	85,541	12,181	9,929
Noncash operating lease cost	16,682	9,221	7,619
Equity-based compensation	127,896	103,201	104,447
Amortization of deferred contract acquisition costs	11,487	5,265	4,763
Amortization of debt issuance costs, included in interest expense	2,770	280	280
Debt extinguishment costs	419	—	—
Provision for bad debt	2,165	—	—
Deferred tax benefit	(12,607)	(460,032)	(1,665)
Accretion of discount on investments	(284)	(2,185)	(1,474)
Realized gain on investments	(112)	(35)	(89)
Changes in operating assets and liabilities, excluding the impact of business acquisitions:
Accounts receivable, net	(11,148)	(13,648)	(19,298)
Prepaid expenses and other assets	(11,159)	5,627	1,151
Deferred contract acquisition costs	(17,036)	(6,242)	(5,067)
Accounts payable	(1,341)	269	(115)
Accrued expenses and other liabilities	22,449	11,693	1,204
Tax receivable agreement liability	(35)	(18,859)	6,000
Other long-term liabilities	463	—	—
Net cash provided by operating activities	175,896	74,321	84,602
INVESTING ACTIVITIES
Purchases of property, equipment and software	(11,554)	(5,259)	(5,624)
Purchases of intangible assets	(10,239)	—	—
Purchase of held to maturity investments	(4,686)	(3,009)	(3,004)
Purchase of available-for-sale investments	—	(114,572)	(124,178)
Proceeds from sale of available-for-sale investments	89,479	—	5,950
Proceeds from maturities of investments	23,716	107,417	31,801
Acquisition of business, net of cash acquired	(1,074,754)	(40,121)	—
Payment of initial direct costs for operating lease	(89)	(104)	—
Net cash used in investing activities	(988,127)	(55,648)	(95,055)
FINANCING ACTIVITIES
Proceeds from exercise of options	168	248	4,738
Taxes paid related to net share settlement of equity awards	(33,749)	(55,301)	(20,784)
Repurchase of common stock	(18,054)	—	—
Proceeds from borrowings, net of payment of debt issuance costs	924,475	—	—
Repayments of borrowings	(154,063)	(2,750)	(2,749)
Proceeds from employee stock purchase plan	6,636	4,693	4,588
Payment of tax distributions	—	(3,873)	(2,184)
Payment of business acquisition holdback liability	—	(4,685)	(2,900)
Net cash provided by (used in) financing activities	725,413	(61,668)	(19,291)
Effect of exchange rate changes on cash and cash equivalents	713	(1,420)	785
Change in cash and cash equivalents during the period	(86,105)	(44,415)	(28,959)
Cash and cash equivalents, beginning of period	177,350	221,765	250,724
Cash and cash equivalents, end of period	$91,245	$177,350	$221,765
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$31,142	$3,464	$3,454
Cash paid for income taxes	$3,486	$1,979	$2,432
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property and equipment included in accounts payable and accrued expense	$210	$38	$435
Acquisition of Bistro intangible assets paid in common stock	$102,729	$—	$—
Tax distributions payable to Continuing Equity Owners included in accrued expenses	$3	$23	$2,945
The accompanying notes are an integral part of these consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Notes to Consolidated Financial Statements
Note 1. Organization and Description of Business
Clearwater Analytics Holdings, Inc. (the “Company” or “CWAN”) was incorporated as a Delaware corporation on May 18, 2021 as a holding company for the purpose of facilitating the IPO, completed on September 28, 2021, and other related transactions in order to carry on the business of the Company. Prior to the IPO, all business operations were conducted through Carbon Analytics Holdings, LLC, which changed its name to CWAN Holdings, LLC (“CWAN Holdings”) in connection with the IPO. CWAN provides a SaaS solution for automated investment data aggregation, reconciliation, accounting and reporting services to insurers, investment managers, corporations, institutional investors and government entities. Following the IPO, CWAN’s principal asset consists of ownership of common units in CWAN Holdings. As the sole managing member of CWAN Holdings, CWAN operates and controls all the business operations of the Company. Our corporate structure following the IPO, as described above, is commonly referred to as an “Up-C” structure. The Company does not have material assets, liabilities, revenues or expenses other than its investment in (and the deferred taxes and TRA expenses, if any, associated with) CWAN Holdings, which fully owns CWAN Acquisition LLC which fully owns and is guarantor of the Company.
The Company’s headquarters are located in Boise, ID, and we operate in six offices throughout the U.S. and thirteen offices internationally.
Upon the consummation of the IPO, we had four authorized classes of common stock: Class A common stock, Class B common stock, Class C common stock and Class D common stock. On June 12, 2025, each outstanding share of Class C common stock and each outstanding share of Class D common stock automatically converted into one share of Class B common stock and one share of Class A common stock, respectively, pursuant to our Amended and Restated Certificate of Incorporation (the “Conversion”). The Company does not have any intention to issue any additional shares of Class C common stock or Class D common stock following the Conversion. The attributes of the Company’s Class A common stock and Class B common stock are summarized in the following table:

Class of Common Stock	Votes per Share	Economic Rights
Class A common stock	1	Yes
Class B common stock	1	No
As of December 31, 2025, the Company owns 99.3% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class B common stock own the remaining 0.7% of the interests in CWAN Holdings.
In January 2026, Continuing Equity Owners exchanged 544,628 shares of Class B common stock into an equal number of shares of Class A common stock. No consideration was exchanged.
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
SaaS
For the majority of sales, the Company bills its SaaS customers monthly in arrears based on a percentage of the average of the daily value of the assets within a customer’s accounts on the platform, subject to a base fee, or based on a fixed monthly base fee. Payment terms may vary by contract but the majority includes a requirement of payment within 30 days following the month in which services were provided. For some solutions, the Company charges fees which consider various components such as number of users, connectivity, trading volume, data usage and product coverage.
The Company’s SaaS services allow the customer to access the services without taking possession of the software. Non-refundable fees invoiced in advance of the delivery of the Company’s performance obligations are deemed set-up activities and are deferred as a material right and recognized over time, typically 12 months. After set-up activities, customers can use the platform as intended in the arrangement at the “go live” date. As the Company’s platform must stand ready to provide the services throughout the contract period, revenues are recognized as the services are provided over time beginning on the date the service is made available as intended in the arrangement. The majority of the customers have the right to cancel with 30 days’ notice with no penalty.
Sales tax collected from customers and remitted to governmental authorities is not included in revenue and is reflected as a liability on the Company’s consolidated balance sheets.
Licenses
The Company earns license revenue through the sale of JUMP software license agreements to new customers and sales of additional licenses to the existing customers who can purchase additional users for existing licenses or purchase new licenses. Licenses can be either perpetual or term-based and provide the customer with a right to use the software. When a term license is purchased, maintenance and support is bundled with the license for the term of the license period. The Company requires customers purchasing perpetual licenses to also purchase maintenance and support services covering at least one year from the beginning of the perpetual license. The Company also offers professional services, including consulting and training, that are not integral to the functionality of the license.
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
License revenue is recognized when software is delivered and other revenue recognition criteria are satisfied, and was $9.6 million, $3.8 million and $6.6 million in the years ended December 31, 2025, 2024 and 2023, respectively.
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
Recoverability of these costs is subject to various business risks. The Company compares the carrying value of these assets with the undiscounted future cash flows expected to be generated by them to determine if there is impairment. No impairment losses were recognized during the years ended December 31, 2025, 2024 and 2023.
Contract Assets
Our multi-year licenses are typically invoiced annually in advance. Contract assets (as reflected in prepaid expenses and other current assets, and non-current assets - see Note 7 “Balance Sheet Components”) are recorded upon delivery or the license being made available to the customer, to the extent we have an unconditional right to receive payment in the future related to those licenses. The non-current portion relates to unbilled receivables from multi-year license contracts.
Deferred Revenue
Deferred revenue (as reflected in accrued expenses and other current liabilities – see Note 7 “Balance Sheet Components”) generally comprises of advanced customer billings, non-refundable fees invoiced during the period in which the Company is performing set-up activities for the SaaS solution, and maintenance and support services for licenses. Deferred revenue that will be recognized during the succeeding year is recorded as current deferred revenue.
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
During the years ended December 31, 2025, 2024 and 2023, the Company did not have any clients that contributed more than 10% of revenue. As of December 31, 2025 and 2024, the Company did not have any clients that accounted for 10% or more of total accounts receivable.
Fair Value of Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, accrued liabilities and notes payable. Cash equivalents are stated at carrying value, which approximates fair value as of the balance sheet dates, due to the short period of time to maturity. Investments include money market funds, commercial paper, U.S. agency securities, corporate debt securities and certificates of deposit. Accounts receivable, accounts payable and accrued liabilities are stated at their carrying value, which approximates fair value due to the short time to the expected receipt or payment. The carrying amounts reported in the consolidated balance sheets for the Company’s notes payable approximates fair value because the interest rate is variable and reflects current market values. As of December 31, 2025 and 2024, the Company has not elected the fair value option for any financial assets or liabilities for which such an election would have been permitted.
The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy that requires the use of observable inputs and minimizes the use of unobservable inputs. The Company defines fair value as the price that would be received from selling an asset or paid by the Company to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1 – Quoted prices in active markets for identical assets or liabilities.
•Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.
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
Available-for-sale securities consist of commercial paper, U.S. agency securities and corporate debt securities. Available-for-sale investments are recorded at fair value, and unrealized gains or losses related to changes in fair value between periods are reported in accumulated other comprehensive income. Realized gains or losses related to available-for-sale investments are reported in earnings. Realized gains or losses were not material during the years ended December 31, 2025, 2024 and 2023
If the estimated fair value of an available-for-sale debt security is below its amortized cost basis, then the Company evaluates the security for impairment. The Company considers its intent to sell the security or whether it is more likely than not that it will be required to sell the security before recovery of its amortized basis. If either of these criteria are met, the debt security’s amortized cost basis is written down to fair value through other (income) expense, net in the consolidated statements of operations. If neither of these criteria are met, the Company evaluates whether unrealized losses have resulted from a credit loss or other factors. The factors considered in determining whether a credit loss exists can include the extent to which fair value is less than the amortized cost basis, changes to the rating of the security by a rating agency, any adverse conditions specifically related to the security, as well as other factors. An impairment relating to credit losses is recorded through an allowance for credit losses reported in other (income) expense, net in the consolidated statements of operations. The allowance is limited by the amount that the fair value of the debt security is below its amortized cost basis. When a credit loss exists, the Company compares the present value of cash flows expected to be collected from the debt security with the amortized cost basis of the security to determine what allowance amount, if any, should be recorded. As of December 31, 2025 and 2024, no allowance of credit losses related to our available-for-sale investments was recorded. Unrealized losses not resulting from credit losses are recorded through accumulated other comprehensive income.

Property, Equipment and Software, Net
Property, equipment and software are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which are generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful lives of related improvements. Expenditures for repairs and maintenance are charged to expense in the period incurred.
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
Depreciation and amortization periods for property, equipment and software are as follows:

Property, Equipment and Software	Estimated Useful Life
Computer equipment	3 years
Furniture and fixtures	3 - 5 years
Software	4 years
Leasehold improvements	Lesser of estimated useful life or remaining lease term
Impairment of Long-Lived Assets
The Company reviews long-lived assets for impairment when circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the sum of the future undiscounted cash flows the assets are expected to generate. If a long-lived asset is considered impaired, the impairment equals the amount by which the carrying value of the asset exceeds its fair value. Impairment losses were not material during the years ended December 31, 2025, 2024 and 2023.
Cost of Revenue
Cost of revenue consists of expenses that are related to delivery of revenue generating services, including expenses associated with client services, global delivery, reconciliation, and agreements related to the purchase of data used in the provision of the Company’s services. Amortization of acquired developed technology and certain personnel expenses associated with supporting these functions, including associated allocated overhead expenses, are also included in cost of revenue.
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
The Company has transactions in foreign currencies other than the functional currency. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time the transactions occur. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the consolidated statements of operations as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. Foreign currency gains and losses resulting from transactions denominated in a currency other than the functional currency are included in other (income) expense, net in the consolidated statements of operations. During the years ended December 31, 2025, 2024 and 2023, the Company recognized net foreign currency gains (losses) of $(1.1) million, $0.1 million, and $0.7 million, respectively.
Non-Controlling Interests
The non-controlling interests balance represents the economic interests in CWAN Holdings held by Continuing Equity Owners, based on the portion of Class B and Class C common stock, if any, owned by Continuing Equity Owners. Income or loss is attributed to the non-controlling interests based on the weighted-average Class B common stock and Class C common stock, if any, outstanding during the period. Following the Conversion, there are no shares of Class C common stock outstanding. As of December 31, 2025, the non-controlling interests owned 0.7% of CWAN Holdings. The non-controlling interests' ownership percentage can continue to fluctuate over time as Continuing Equity Owners elect to exchange Class B common stock for Class A common stock of Clearwater Analytics Holdings, Inc.
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
Intangible Assets
Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. Finite-lived intangible assets are evaluated for impairment when impairment indicators are present. No impairment charges were recorded for the years ended December 31, 2025, 2024 and 2023.

Impairment of Goodwill
Goodwill is evaluated for impairment on an annual basis in the fourth quarter of our fiscal year, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We have elected to first assess qualitative factors to determine whether it is more likely than not that the fair value of our single reporting unit is less than its carrying amount, including goodwill. If we determine that it is more likely than not that the fair value is less than its carrying amount, then the quantitative impairment test will be performed. Under the quantitative impairment test, if the carrying amount exceeds its fair value, we will recognize an impairment loss in an amount equal to that excess but limited to the total amount of goodwill. No impairment charge was recorded for the years ended December 31, 2025, 2024 and 2023.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASC 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. For additional information, see Note 16 “Income Taxes” to the consolidated financial statements.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU relates to estimating credit losses under CECL for current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers, including those acquired in a transaction accounted for under ASC 805, Business Combinations. The new guidance will be effective for interim and annual periods beginning after December 15, 2025 and is to be adopted on a prospective basis. Early adoption is permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which increases the operability of the recognition guidance considering different methods of software development. The amendments in this Update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.

Note 3. Revenue Recognition
For SaaS offerings, the Company is applying the optional exemption to not disclose transaction price allocated to the remaining performance obligations when the Company’s performance obligations are part of contracts that have an expected original duration of one year or less. For Licenses, the Company's remaining performance obligations represent the transaction price allocated to maintenance and support performance obligations that have yet to be satisfied.

The following table includes estimated revenue expected to be recognized in the future related to our SaaS solution and maintenance and support performance obligations that are partially satisfied (in thousands):

	Total	2026	2027	2028	2029 and Thereafter
Revenue expected to be recognized in the future as of December 31, 2025	$76,044	$52,370	$20,506	$3,156	$12
Of the total revenue recognized for the year ended December 31, 2025, $7.1 million was included in the deferred revenue balance as of December 31, 2024, related to both our SaaS solution and maintenance services for licenses. Of the total revenue recognized for the year ended December 31, 2024, $2.4 million was included in deferred revenue balance as of December 31, 2023, related to both our SaaS solution and maintenance services for licenses.
Contract asset balances classified as current are $2.1 million and $1.8 million as of December 31, 2025 and December 31, 2024, respectively. Contract asset balances classified as non-current are $0.2 million and $0.6 million as of December 31, 2025 and December 31, 2024, respectively.
Revenue by geography as presented in Note 15 “Segment and Geographic Information” is determined based on the billing address of the customer.
Note 4. Fair Value Measurements
The following tables set forth the fair value of the Company’s financial assets measured at fair value as of December 31, 2025 and December 31, 2024 in accordance with the fair value hierarchy (in thousands):

	December 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investment	Long-Term Investment
Cash	$40,593	$—	$—	$40,593	$40,593	$—	$—
Level 1:
Money market funds	50,652	—	—	50,652	50,652	—	—
Total	$91,245	$—	$—	$91,245	$91,245	$—	$—

	December 31, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investment	Long-Term Investment
Cash	$30,431	$—	$—	$30,431	$30,431	$—	$—
Level 1:
Money market funds	145,671	—	—	145,671	145,671	—	—
Level 2:
Treasury bills	1,462	1	—	1,463	—	1,463	—
US government bond	33,567	61	(9)	33,619	—	26,566	7,053
U.S. agency securities	6,907	—	(3)	6,904	—	—	6,904
Commercial paper	10,670	2	—	10,672	1,248	9,424	—
Corporate debt securities	53,926	112	(17)	54,021	—	37,677	16,344
Certificates of deposit	3,009	—	—	3,009	—	3,009	—
Subtotal	$109,541	$176	$(29)	$109,688	$1,248	$78,139	$30,301
Total	$285,643	$176	$(29)	$285,790	$177,350	$78,139	$30,301
During the years ended December 31, 2025 and 2024, there were no transfers of assets or liabilities between Level 1, Level 2 and Level 3 of the fair value hierarchy.

Note 5. Business Combinations
Acquisition of Enfusion Inc.
On April 21, 2025 (“Enfusion Acquisition Date”), the Company completed its acquisition of all outstanding stock of Enfusion, Inc (“Enfusion”), a leader in SaaS solutions for the investment management and hedge fund industry. The following table illustrates the computation of the estimated preliminary fair value of consideration transferred (in thousands):

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
(2) Represents the fair value of 28,066,027 shares of CWAN Class A common stock estimated issued, calculated using the per share price of Class A common stock as of April 21, 2025 of $21.33. Each share of Enfusion common stock settled at closing was exchanged based on an exchange ratio of 0.2159 shares of Class A common stock per share of Enfusion common stock.
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

Fair Value
Accounts receivable	$35,445
Prepaid expenses and other current assets	1,753
Property, equipment and software	9,035
Operating lease right-of-use assets	16,211
Deferred tax assets, net	42,085
Other non-current assets	1,625
Intangible assets	450,000
Goodwill	854,391
Accounts payable	(1,059)
Accrued expenses and other current liabilities	(11,694)
Operating lease liability, current portion	(5,570)
Operating lease liability, less current portion	(12,607)
Other long-term liabilities	(562)
Total Merger Consideration for acquisition of business, net of cash acquired	$1,379,053

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
Acquisition-related costs incurred were $4.6 million during the year ended December 31, 2025. These costs mainly consisted of professional fees and administrative costs and were expensed as incurred within "General and administrative" in our consolidated statements of operations. The results of Enfusion’s operations have been included in our consolidated financial statements since the Enfusion Acquisition Date. Enfusion's operations contributed revenues of $158.9 million, as well as net losses of $14.6 million, to our consolidated statements of operations for the year ended December 31, 2025.
Acquisition of Beacon Platform Inc.
On April 30, 2025 (“Beacon Acquisition Date”), the Company completed its acquisition of all outstanding stock of Beacon Platform Inc. (“Beacon”), a next-generation leader for cross-asset class modeling and risk analytics for derivatives, private credit and debt, structured products and other alternative assets.
The following table illustrates the computation of the estimated preliminary fair value of consideration transferred.

Fair Value
Cash (1)	$351,327
Fair value of Class A common stock issued (2)	178,707
Fair value of converted Beacon equity awards attributable to pre-combination service (3)	1,911
Total Merger Consideration	531,945
Less: cash acquired	44,208
Total Merger Consideration, net of cash acquired	$487,737
(1) Represents the cash consideration paid and to be paid, calculated based on $7.86 per share.
(2) Represents fair value of 7,858,675 shares of CWAN Class A common stock, calculated using the per share price of Class A common stock as of April 30, 2025 of $22.74. All shares of Class A common stock were issued as of December 31, 2025.
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

Fair Value
Accounts receivable	$16,769
Prepaid expenses and other current assets	1,427
Property, equipment and software	201
Operating lease right-of-use assets	2,597
Intangible assets	166,900
Other assets	431
Goodwill	339,247
Accounts payable	(1,272)
Accrued expenses and other current liabilities	(8,271)
Deferred revenue	(12,347)
Operating lease liability, current portion	(482)
Operating lease liability, less current portion	(2,251)
Deferred tax liabilities, net	(14,747)
Other long-term liabilities	(465)
Total Merger Consideration for acquisition of business, net of cash acquired	$487,737
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
Acquisition-related costs incurred were $4.1 million during the year ended December 31, 2025. These costs mainly consisted of professional fees and administrative costs and were expensed as incurred within "General and administrative" in our consolidated statements of operations. The results of Beacon’s operations have been included in our consolidated financial statements since the Beacon Acquisition Date. Beacon's operations contributed revenues of $35.6 million to our consolidated statements of operations for the year ended December 31, 2025.
These acquisitions accelerate CWAN’s vision of creating a unified, real-time portfolio view across all asset types in a single, cloud-native front-to-back platform solution for the investment management industry.
Supplemental Pro Forma Financial Information (Unaudited)
The following unaudited pro forma financial information presents a summary of the condensed combined results of operations for each of the periods presented, as if the acquisitions of Enfusion and Beacon had occurred as of January 1, 2024, prepared in accordance with ASC 805. The information below reflects pro forma adjustments based on available information and certain assumptions that management believes are factual and supportable. The unaudited pro forma financial information includes adjustments primarily related to amortization of intangible assets acquired, stock-based compensation expense, interest expense for transaction financing, and acquisition-related costs along with the consequential tax effects.

	Year Ended December 31,
	2025	2024
Revenue	$817,005	$708,264
Net income (loss)	$(71,653)	$292,140
The unaudited pro forma financial information presented above is for informational purposes only and is not indicative of the consolidated results of operations of the combined business had the acquisitions of Enfusion and Beacon actually occurred as of January 1, 2024, or of the results of future operations of the combined business.
Note 6. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the year ended December 31, 2025 (in thousands):

Amount
Balance as of December 31, 2024	$70,971
Goodwill acquired	1,193,638
Foreign currency translation adjustments	5,447
Balance as of December 31, 2025	$1,270,056
Purchased Intangible Assets
On March 31, 2025, the Company completed its acquisition of Bistro, Blackstone’s proprietary portfolio visualization software platform built for Blackstone’s Credit & Insurance (BXCI) business (the “Bistro Asset Acquisition”). The purchase price for the Bistro Asset Acquisition was $112.7 million, consisting of an aggregate of 3,833,333 shares of Class A common stock, issued at the time of the closing of the Bistro Asset Acquisition, with a fair value of $102.7 million and $10 million that was paid in cash on June 30, 2025. The following table presents details of the fair values of identified intangible assets acquired (in thousands, except years):

	Fair Value	Estimated Useful Life
Blackstone Commercial Agreement	$98,078	7 years
Developed Technology - BISTRO	14,655	7 years
Total	$112,733
The following table presents details of our purchased intangible assets as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$582,125	$(67,363)	$514,762	6.4
Commercial agreement	98,078	(10,508)	87,570	6.3
Client relationships	79,663	(6,349)	73,314	9.3
Trade name / Trademarks	14,102	(2,387)	11,715	3.9
Domain name	245	(28)	217	4.4
Total intangible assets	$774,213	$(86,635)	$687,578

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$34,366	$(8,617)	$25,749	4.9
Client relationships	5,619	(769)	4,850	10.7
Trade name / Trademarks	662	(393)	269	2.3
Total intangible assets	$40,647	$(9,779)	$30,868
We recognized amortization expense of $75.7 million and $5.6 million for the years ended December 31, 2025 and 2024, respectively.
The following table summarizes estimated future amortization expense of our intangible assets as of December 31, 2025 (in thousands):

	Total	2026	2027	2028	2029	2030 and Thereafter
Total amortization expense to be recognized in the future as of December 31, 2025	$687,578	$106,080	$106,000	$105,970	$104,370	$265,158
Note 7. Balance Sheet Components
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	December 31,
	2025	2024
Unbilled accounts receivable	$55,782	$46,316
Billed accounts receivable	113,249	59,995
Allowance for doubtful accounts and reserves	(1,683)	(160)
Accounts receivable, net	$167,348	$106,151
The majority of invoices included within the unbilled accounts receivable balance are issued within the first few days of the month directly following the period of service.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid expenses	$22,322	$12,834
Deferred contract costs, current portion	4,593	5,047
Contract assets	2,089	1,841
Tax receivable	1,447	687
Other receivable	1,050	1,493
Other current assets	5,476	1,104
Prepaid expense and other current assets	$36,977	$23,006

Property, Equipment and Software, net
Property, equipment and software, net consisted of the following (in thousands):

	December 31,
	2025	2024
Computer equipment	$17,948	$11,579
Leasehold improvements	6,399	4,334
Furniture and fixtures	2,058	1,508
Internally developed software	24,475	18,053
Construction in progress	3,789	2,188
Total property, equipment and software	54,669	37,662
Less: accumulated depreciation	(28,062)	(22,865)
Total property, equipment and software, net	$26,607	$14,797
Internally developed software includes $0.5 million of capitalized equity-based compensation for each of the years ended December 31, 2025, 2024 and 2023. Depreciation expense was $9.9 million, $6.5 million and $5.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Impairment losses were not material during the years ended December 31, 2025, 2024 and 2023.
Other Non-current Assets
Other non-current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Long-term deposits	$3,285	$1,551
Long-term contract asset	167	554
Prepaid IT services	801	899
Long-term income tax receivable	1,083	336
Other non-current assets	$5,336	$3,340
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Accrued interest	$11,267	$550
Accrued bonus	32,235	16,034
Accrued vendor liabilities	12,206	9,725
Accrued benefits and retirement	17,273	15,478
Accrued professional and legal fees	17,604	2,144
Accrued commissions	6,997	3,204
Income tax payable	1,562	403
Other current liabilities	13,105	8,116
Accrued expenses and other liabilities	$112,249	$55,654

Other Long-term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Asset retirement obligation	$265	$160
Accrued benefits	810	—
Deferred tax liabilities	756	1,310
Indirect tax reserve	465	—
Other long-term liabilities	$2,296	$1,470
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
On April 21, 2025, we received cash proceeds of $800 million and $150 million from the initial term loans and revolving commitments, respectively, and repaid $2 million and $106 million of term loans and revolving commitments, respectively, in the year ended December 31, 2025. Cash proceeds and repayments related to the credit agreement were classified as financing activities in our consolidated statements of cash flows.
We may repay some or all of the outstanding balance on the revolving commitments at any time and from time to time prior to their maturity. As of December 31, 2025, the outstanding balance on the revolving commitments is $44 million, leaving $156 million in available borrowing capacity.
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
Under the 2025 Credit Agreement, the 2025 Term Loans amortize at a rate of 0.25% per quarter, subject to customary adjustments, payable on the last day of each quarter commencing with the quarter ended December 31, 2025.
The 2025 Credit Agreement contains customary affirmative and negative covenants, including, without limitation, covenants that restrict our ability to incur debt, grant liens, make investments, make restricted payments or dispose of assets, and customary events of default. Specifically, we are required to maintain a First Lien Net Leverage Ratio of not more than 6.00:1.00 as of the last day of each quarter commencing with the quarter ended June 30, 2025.

Future maturities of borrowings as of December 31, 2025 are as follows (in thousands):

December 31, 2025
2026	$8,000
Notes payable, current portion	8,000

2027	8,000
2028	8,000
2029	8,000
2030	52,000
Thereafter	758,000
Notes payable, non-current portion	834,000
Unamortized debt issuance costs	(19,357)
Notes payable, less current maturities and unamortized debt issuance costs	$814,643
Net carrying amount	$822,643
Total estimated fair value of our outstanding borrowings was $839.9 million as of December 31, 2025. The fair value is determined based on the quoted prices at the end of the reporting period and categorized as Level 2 in the fair value hierarchy.
The 2025 Credit Agreement replaced the prior existing credit agreement that the Company entered into with JPMorgan Chase Bank, N.A in September 2021 ("Prior Credit Agreement"). The related debt extinguishment loss of $0.4 million was recognized in interest expense in our consolidated statements of operations.
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
The Company made contributions of $9.4 million, $6.7 million, and $6.7 million during the years ended December 31, 2025, 2024 and 2023, respectively.
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
Operating lease cost was $15.9 million, $9.2 million and $7.6 million for the years ended December 31, 2025, 2024, and 2023 respectively, and is allocated between cost of revenue and each operating expense line item based on headcount. Variable lease cost and short-term lease cost were immaterial during each of the years ended December 31, 2025, 2024 and 2023. Future minimum lease payments at December 31, 2025 under the Company's non-cancellable leases were as follows:

For the year ending December 31,
2026	$16,488
2027	11,345
2028	6,235
2029	5,328
Thereafter	2,381
Total future minimum lease payments	41,777
Less: Imputed interest	(4,084)
Present value of future minimum lease payments	37,693
Less: Current portion of operating lease liability	(15,138)
Operating lease liabilities - noncurrent	$22,555
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced. As of December 31, 2025, the Company had $34.7 million of undiscounted future minimum lease payments under operating leases that have been signed but have not yet commenced. There was no lease signed but not yet commenced as of December 31, 2024.
In January 2026, the Company executed an agreement to extend the lease for its headquarter in Boise, Idaho until October 2036 which has $34.2 million of undiscounted future minimum lease payments that will commence in the fourth quarter of 2026.
The following table presents supplemental information for the Company's non-cancellable operating leases for the years ended December 31, 2025 and 2024 (in thousands, except for weighted average and percentage data):

	Year Ended December 31,
	2025	2024
Weighted average remaining lease term	3.08	3.28
Weighted average discount rate	6.19%	5.83%
Cash paid for amounts included in the measurement of lease liabilities	$16,626	$8,854
Noncash right-of-use assets obtained in exchange for operating lease obligations	$7,928	$10,091
Net impact of non-cash changes to right-of-use assets related to modifications and reassessments of operating leases	$(3,936)	$—

Note 11. Commitments and Contingencies
Purchase Obligations
The Company has future minimum purchase obligations under arrangements with third parties who provide hosting infrastructure services, cloud services, and SaaS accounting solutions.
The following is a schedule of future minimum purchase obligations as of December 31, 2025 (in thousands):

For the year ending December 31,
2026	$35,424
2027	34,685
2028	24,678
2029	1,089
2030	229
Total future purchase obligations	$96,105
Note 12. Non-controlling Interest
Following the IPO, the Company became the sole managing member of CWAN Holdings, and has the sole voting interest in, and control of the management of, CWAN Holdings. As a result, the Company consolidates the financial results of CWAN Holdings. The non-controlling interest on our consolidated balance sheet relates to the interests of CWAN Holdings held by the Continuing Equity Owners. The ownership of the LLC interests is summarized as follows:

	December 31,
	2025		2024
	Shares	Ownership %	Shares	Ownership %
Clearwater Analytics Holdings, Inc. interest in CWAN Holdings	291,426,648	99.3%	235,101,248	94.9%
Continuing Equity Owners' interest in CWAN Holdings	2,017,754	0.7%	12,542,110	5.1%
	293,444,402	100.0%	247,643,358	100.0%
Note 13. Earnings (Loss) Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net earnings (loss) per share of Class A and Class D common stock for the periods (in thousands):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss)	$(40,254)	$427,585	$(23,083)
Less: Net income (loss) attributable to non-controlling interests	(1,447)	3,207	(1,456)
Net income (loss) attributable to Clearwater Analytics Holdings, Inc. - basic and diluted	$(38,807)	$424,378	$(21,627)

The following table sets forth the computation of basic and diluted net earnings (loss) per share of Class A and Class D common stock (in thousands, except share amounts and per share amounts):

	Year Ended December 31,
	2025		2024		2023
	Class A	Class D	Class A	Class D	Class A	Class D
Basic net income (loss) attributable to Class A and Class D common stockholders
Numerator:
Allocation of net income (loss) attributable to Clearwater Analytics, Inc.	$(37,732)	$(1,075)	$309,418	$114,960	$(9,211)	$(12,416)
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	263,804,771	7,518,787	159,906,046	59,410,579	85,048,639	114,643,234
Basic net earnings (loss) per share attributable to Class A and Class D common stockholders	$(0.14)	$(0.14)	$1.93	$1.93	$(0.11)	$(0.11)

	December 31, 2024
	Class A	Class D
Diluted net income attributable to Class A and Class D common stockholders
Numerator:
Allocation of net income attributable to Clearwater Analytics, Inc.	$309,418	$114,960
Reallocation of earnings as a result of potentially dilutive equivalents	18,297	(15,090)
Reallocation of earnings as a result of conversion of Class D common stock to Class A common stock	99,870	—
Allocation of undistributed earnings	$427,585	$99,870
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	159,906,046	59,410,579
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Class B and Class C common stock	26,799,077	—
Stock options of Clearwater Analytics Holdings, Inc.	5,615,242	—
RSUs of Clearwater Analytics Holdings, Inc.	2,604,418	—
ESPP of Clearwater Analytics Holdings, Inc.	27,177	—
Conversion of Class D common stock to Class A common stock outstanding	59,410,579	—
Weighted average number of shares of Class A and Class D common stock outstanding - diluted	254,362,539	59,410,579
Diluted net earnings per share attributable to Class A and Class D common stockholders	$1.68	$1.68
The computation of diluted net earnings per share for the years ended December 31, 2025 and 2023 are not separately presented as the Company was in a net loss position in such periods.

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
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net loss per share in the periods presented due to their anti-dilutive effect:

	Year Ended December 31,
	2025	2024	2023
Conversion of Class B and Class C common stock	7,973,895	—	42,973,041
Stock options of Clearwater Analytics Holdings, Inc.	4,539,670	25,438	9,505,777
RSUs of Clearwater Analytics Holdings, Inc.	3,612,245	804,920	3,396,765
ESPP of Clearwater Analytics Holdings, Inc.	17,220	—	183,134
Total	16,143,030	830,358	56,058,717
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
On April 21, 2025, in connection with the Enfusion Acquisition, each outstanding restricted stock unit granted under the Enfusion 2021 Stock Option and Incentive Plan (the “Enfusion Plan”) was assumed by the Company and converted into a restricted stock unit of the Company. A total of 1.9 million RSUs were issued.
Options
The following table summarizes the stock option activity for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2022	17,754,770	$8.47	7.06	$183,315
Exercised	(3,016,765)	6.90		33,792
Forfeited	(1,492,651)	13.12
Balance - December 31, 2023	13,245,354	$8.31	6.65	$155,438
Exercised	(3,139,347)	7.15		49,438
Forfeited	(591,266)	12.58
Balance - December 31, 2024	9,514,741	$8.42	5.13	$181,714
Exercised	(1,955,194)	$5.72		$35,852
Forfeited	(12,317)	$13.93
Balance - December 31, 2025	7,547,230	$9.11	4.33	$113,270
Options vested - December 31, 2025	7,515,230	$9.10		$112,895

No stock options were granted during the years ended December 31, 2025, 2024 and 2023. The aggregate intrinsic value disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company's common stock as of the respective period-end dates. As of December 31, 2025, the total unrecognized compensation expense related to unvested options is immaterial.
In general, options which vest over a four year period are subject to time-based vesting conditions based on continuous employment over the four year period:
Time-based vesting – 25% of the units awarded are eligible to vest on the first anniversary of employment, and 75% are subsequently eligible to vest on a monthly basis over the remaining three-year period, subject to continued employment.
RSUs
The summary of RSU activity is as follows (in thousands, except per share data):

	Units Activity	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2022	9,527,348	$18.32	$178,638
Granted	7,421,772	18.70
Released	(1,966,153)	18.20
Canceled	(1,262,830)	17.60
Unvested units as of December 31, 2023	13,720,137	$18.61	$278,519
Granted	4,063,202	20.02
Released	(4,394,452)	18.62
Canceled	(1,213,177)	18.20
Unvested units as of December 31, 2024	12,175,710	$19.12	$335,076
Granted	7,426,566	21.57
Released	(6,479,261)	18.43
Canceled	(1,222,125)	19.02
Unvested units as of December 31, 2025	11,900,890	$21.03	$287,049
The aggregate intrinsic value disclosed in the above table is based on the closing stock price on the NYSE on December 31, 2025, 2024 and 2023. As of December 31, 2025, there was $152.9 million of unrecognized equity-based compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.3 years.
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
Employee Stock Purchase Plan
In September 2021, the Board adopted the Clearwater Analytics Holdings, Inc. 2021 Employee Stock Purchase Plan (“ESPP”). As of December 31, 2025, a total of 6,914,977 shares of Class A common stock were available for issuance under the ESPP. The offering periods are scheduled to start on June 1 and December 1 of each year. Eligible employees may purchase the Company's common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee's payroll deductions under the ESPP are limited to 10% of the employee's compensation and an employee may not purchase more than $25,000 of stock during any calendar year in which the employee’s option to purchase stock under the ESPP is outstanding at any time.

On May 31, 2025, a total of 168,910 shares were issued to employees for the offering period ended May 31, 2025. On November 30, 2025, a total of 177,032 shares were issued to employees for the offering period ended November 30, 2025. As of December 31, 2025, total unrecognized equity-based compensation costs related to ESPP were $1.3 million, which is expected to be recognized over the remaining current offering period ending May 31, 2026.
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
ESPP payroll contributions accrued at December 31, 2025 and 2024 totaled $0.8 million and $0.5 million, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.
The fair value of the purchase right for the ESPP is estimated on the date of grant using the Black-Scholes model with the following assumptions for the year ended December 31, 2025:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	40.5 - 41.6%	26.5 - 42.6%	26.5 - 52.8%
Risk-free interest rate	3.8 - 4.3%	4.4 - 5.4%	4.6 - 5.4%
Expected term (years)	0.5	0.5	0.5
Share Repurchase Program
In August 2025, the Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. The timing, quantity and price of any share repurchase may vary. Shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. As of November 7, 2025, we suspended repurchase activity under this program in contemplation of the Merger detailed in Note 19 “Subsequent Events”.
During the year ended December 31, 2025, the Company repurchased and subsequently retired 966,603 shares of Class A common stock for $18.1 million. All repurchases were made in open market transactions. As of December 31, 2025, $81.9 million of the Company’s Class A common stock remained available and authorized for repurchases under the Share Repurchase Program.
The Company records repurchases of its shares of common stock on the trade date of each transaction. Shares purchased and retired are deducted to the extent of their par value from common stock and from additional paid-in capital for the excess over par value. Direct costs incurred to acquire the shares are included in the total cost of the shares purchased. Repurchases that are executed and unpaid are included in accrued expenses and other current liabilities on our consolidated balance sheets.

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
The CODM uses net income (loss) to allocate operating and capital resources and assesses the Company’s performance by comparing actual results and previously forecasted financial information. The measure of segment assets is reported on the balance sheet as total consolidated assets. The following table presents information on revenue, significant expenses, and net income (loss) (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue	$731,368	$451,803	$368,168
Less:
Employee compensation expense	324,654	208,403	184,723
Technology expense	54,442	35,598	31,362
Facilities expense	23,402	14,119	11,129
Outside services and contractors expense	25,972	15,975	10,810
Data costs	27,605	13,553	10,585
Provision for (benefit from) income taxes	(9,418)	(457,648)	217
Equity-based compensation expense and related payroll taxes	134,533	110,961	108,078
Tax receivable agreement expenses	—	53,181	14,396
Depreciation and amortization expense	85,541	12,181	9,929
Interest expense	45,664	4,325	4,729
Other segment items(1)	59,227	13,570	5,293
Consolidated net income (loss)	$(40,254)	$427,585	$(23,083)
(1) Other segment items included in consolidated net income (loss) includes legal, travel, marketing, training, recruiting and other overhead expenses.
The following table presents the Company’s revenue disaggregated by geography, based on billing address of the customer (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$545,375	$368,519	$300,330
Rest of World	185,993	83,284	67,838
Total revenue	$731,368	$451,803	$368,168
The following table presents the Company’s long-lived assets including property and equipment, net, and operating lease right-of-use assets, disaggregated by geography (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$34,462	$31,826	$24,491
Rest of World	26,445	38,636	39,544
Total long-lived assets, net	$60,907	$70,462	$64,035

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
The components of loss before income taxes were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(37,688)	$(1,860)	$(11,383)
Foreign	(11,984)	(28,203)	(11,483)
Total	$(49,672)	$(30,063)	$(22,866)
The components of provision for (benefit from) income taxes for all periods presented were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal	$—	$—	$—
State	209	336	761
International	3,104	2,048	1,121
Total current income tax expense	$3,313	$2,384	$1,882

Federal	$(369)	$(350,567)	$—
State	(10,742)	(105,060)	(7)
International	(1,620)	(4,405)	(1,658)
Total deferred income tax benefit	$(12,731)	$(460,032)	$(1,665)

Federal	(369)	(350,567)	—
State	(10,533)	(104,725)	754
International	1,484	(2,356)	(537)
Total provision for (benefit from) income taxes	$(9,418)	$(457,648)	$217

A reconciliation of the provision for (benefit from) income taxes to the amount computed by applying the 21% U.S. federal income tax rate to income (loss) before income taxes after the adoption of ASU 2023-09 is as follows (in thousands, except percentages):

	Year Ended December 31,
	2025
Tax at U.S. federal statutory rate	$(10,431)	21.0%
Domestic federal reconciling Items
Tax credits
Research and development credits	(1,519)	3.1%
Nontaxable and nondeductible items, net
Executive compensation deduction limitations	17,627	(35.5%)
Share-based payment awards	(6,142)	12.4%
Non-controlling interest	329	(0.7%)
Other	867	(1.7%)
Other reconciling items	(122)	0.2%
Domestic state and local income taxes, net of federal effect(1)	(10,227)	20.6%
Foreign reconciling items
France
Foreign rate differential	(351)	0.7%
Changes in valuation allowance	1,847	(3.7%)
Other	(288)	0.5%
United Kingdom
Share-based payment awards	(771)	1.6%
Other	18	0.0%
Other foreign jurisdictions	435	(0.9%)
Worldwide changes in prior year unrecognized tax benefits	(690)	1.4%
Effective tax rate	$(9,418)	19.0%
(1) The state and local jurisdictions that contribute to the majority of the tax effect in this category include New York State, New York City, and California.

A reconciliation of the provision for (benefit from) income taxes to the amount computed by applying the 21% U.S. federal income tax rate to income (loss) before income taxes for years prior to the adoption of ASU 2023-09 is as follows (in thousands, except percentages):

	Year Ended December 31,
	2024	2023
Tax at U.S. federal statutory rate	$(6,313)	$(4,802)
Non-controlling interest	(768)	349
State taxes	1,498	(1,583)
Foreign rate differential	(320)	16
Executive compensation deduction limitations	10,876	10,985
Share-based payment awards	(3,860)	(1,604)
Permanent items	(9)	185
Nondeductible TRA payments	6,983	—
Tax credits and incentives	(2,749)	(3,442)
Return to provision	1,393	70
Changes in tax law	6,552	(3,303)
Changes in prior year unrecognized tax benefits	(2,260)	(487)
Valuation allowance	(468,549)	3,804
Other	(122)	29
Total	$(457,648)	$217
Effective tax rate	1522.3%	(0.9%)
Deferred income taxes result from differences in the recognition of amounts for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of our deferred income tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Investment in Partnership	$485,193	$513,945
Loss and tax credit carryforwards	214,059	92,670
Equity-based compensation	14,813	12,465
Lease liability	5,305	4,061
Other	1,271	1,938
Total deferred tax assets	$720,641	$625,079
Valuation allowance	(14,110)	(13,973)
Net deferred tax asset	$706,531	$611,106

Intangible assets	$(4,756)	$(5,171)
Right of use asset	(5,203)	(3,964)
Revenue	(829)	(735)
Other	—	(46)
Total deferred tax liabilities	$(10,788)	$(9,916)
Net deferred tax assets	$695,743	$601,190
We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. The realization of tax benefits of net deferred tax assets is dependent upon future levels of taxable income, of an appropriate character, in the periods the items are expected to be deductible or taxable. We review the likelihood that we will realize the benefit of our deferred tax assets and, therefore, the need for a valuation allowance at each reporting period. As of December 31, 2025, the valuation allowance of $14.1 million was primarily related to U.S. losses that are capital in nature, certain state loss and credit carryforwards, and net operating losses in France. We will maintain this valuation allowance until there is sufficient evidence to support the reversal of all or a portion of the valuation allowance.

As of December 31, 2025, we had gross net operating loss carryforwards of approximately $625 million for federal income tax purposes, a small portion of which will begin to expire in 2036, if unused. We had gross net operating loss carryforwards of approximately $613 million for state income tax purposes, a small portion of which will begin to expire in the year 2026, if unused. We had gross net operating loss carryforwards of approximately $27 million for foreign income tax purposes, which do not expire and can be carried forward indefinitely.
As of December 31, 2025, we also had research and development credit carryforwards of approximately $10.0 million for federal income tax and $2.0 million for state income tax purposes. The research and development tax credits will begin to expire in 2036 and 2034 for federal and state purposes, respectively, if unused.
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
A reconciliation of the beginning and ending balance of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance - Beginning of Year	$7,032	$6,865	$3,932
Increases related to current year's tax positions	1,929	2,497	2,423
Increases related to business combinations	3,194	—	666
Increases (decreases) related to prior year's tax positions	(93)	(39)	182
Decreases related to lapse of statute	(617)	(2,291)	(487)
Increases related to exchanges	—	—	149
Balance - End of Year	$11,445	$7,032	$6,865
To the extent taxes are not assessed with respect to uncertain tax positions, approximately $9.9 million of the tax benefits included in the balance of unrecognized tax benefits as of December 31, 2025 would affect the effective tax rate if recognized. The remainder would have no impact as the unrecognized tax benefits are recorded as reductions of deferred tax assets which are fully reduced by a valuation allowance.
We recognize interest and penalties related to unrecognized tax benefits as income tax expense. During the years ended December 31, 2024, and 2023, we did not recognize any interest and penalties for income taxes. Interest and penalties recognized for income taxes was immaterial for the year ended December 31, 2025.
We file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and various foreign jurisdictions. As of December 31, 2025, all of the years remain open to examination by the federal and state tax authorities for three or four years from the later of when the return is filed or the tax year in which net operating losses or tax credits are utilized. We believe that an adequate provision has been made for any adjustments that may result from tax examinations.

The amounts of cash income taxes paid by the Company after the adoption of ASU 2023-09 were as follows (in thousands):

Year Ended December 31, 2025
U.S. Federal	$—
Domestic state and local
New York City, New York	175
Other	254
Foreign
India	1,943
Hong Kong	680
United Kingdom	319
Other	115
Total	$3,486
The amount of cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 was $2.0 million and $2.4 million, respectively.
Note 17. Tax Receivable Agreement Liability
In connection with the IPO and related transactions, we entered into a TRA that, prior to the TRA Amendment, provided for the payment by us of 85% of the amount of any tax benefits that we realized, or in some cases were deemed to realize, as a result of Tax Attributes, as defined in the Tax Receivable Agreement. Tax receivable agreement expenses relates payments we made, or to be made, under the TRA prior to or in connection with the TRA Amendment.
On November 4, 2024, the Company entered into the TRA Amendment which amended the TRA to provide for one-time settlement payments in a gross amount of approximately $72.5 million. The settlement payments were made in the last quarter of 2024 and the first quarter of 2025. The Company has no further payment obligations (past, current, or future) to the TRA Parties under the TRA.
A reconciliation of the beginning and ending balance of the TRA liability is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance - Beginning of Year	$35	$18,894	$12,200
Tax receivable agreement expense	—	11,545	14,396
TRA bonus expense	—	557	694
Tax receivable agreement expense due to TRA Amendment	—	41,636	—
TRA bonus expense due to TRA Amendment	—	2,009	—
Payments	(35)	(74,606)	(8,396)
Balance - End of Year	$—	$35	$18,894

Tax receivable agreement expense	$—	$53,181	$14,396
TRA bonus expense in operating expenses	—	2,566	694
Total expense	$—	$55,747	$15,090
Note 18. Transactions with Related Parties
During January 2021, the Company paid $9.6 million in relation to management fees to Prior Principal Equity Owners which is recorded as prepaid management fees within prepaid expenses and other current assets and non-current assets. The prepaid management fees are being amortized over four years. In the years ended December 31, 2024 and 2023, the Company recognized a management fee to Prior Principal Equity Owners of $2.0 million and $2.6 million, respectively. In the year ended December 31, 2025, the management fee to Prior Principal Equity Owners was immaterial.

In the year ended December 31, 2024, the Company accrued $53.2 million related to TRA Payments payable to certain Continuing Equity Owners that was paid during the last quarter of 2024 and the first quarter of 2025.
Note 19. Subsequent Events
On December 20, 2025, we entered into a definitive Merger Agreement to be acquired in a transaction valued at approximately $8.4 billion by the Investor Group. Under the terms of the Merger Agreement, each share of our Class A common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares of our Class A common stock (i) owned by Parent or Merger Sub, (ii) owned by us as treasury shares or (iii) held by any person who properly exercises appraisal rights under the DGCL) will convert into the right to receive an amount in cash equal to $24.55 per share, without interest, upon completion of the Merger (“Merger Consideration”).
In connection with the Merger, the Company will exercise its right to require each holder of LLC Interests in CWAN Holdings to exchange all of such holder’s LLC Interests and our Class B common stock for shares of our Class A common stock immediately prior to, and conditioned on the occurrence of, the effective time of the Merger (the “Effective Time”) and in accordance with the LLC Agreement and our certificate of incorporation (the “LLC Interests Exchange”). Each share of our Class B common stock will automatically be canceled immediately upon the consummation of the LLC Interests Exchange, such that no shares of our Class B common stock will remain outstanding as of immediately prior to the Effective Time. Each share of our Class A common stock issued in the LLC Interests Exchange will be entitled to receive the Merger Consideration.
The Merger is expected to close in the second quarter of 2026 and is subject to certain closing conditions, including the approval of the Company’s stockholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), the receipt of certain other specified regulatory approvals or consent, the absence of legal restraints prohibiting consummation of the Merger, and other customary conditions specified in the Merger Agreement. Early termination of the waiting period under the HSR Act in connection with the Merger was granted effective February 13, 2026.
The Company has made customary representations, warranties and covenants in the Merger Agreement, including covenants to conduct its business in the ordinary course and refraining from taking certain actions without Parent’s consent.
The Merger Agreement contains certain termination provisions, including a termination fee of approximately $0.2 billion payable by the Company under specified circumstances. If the Merger Agreement is terminated in certain circumstances, including a breach of Parent’s obligations under the Merger Agreement or Parent’s failure to consummate the Merger when required by the Merger Agreement, Parent will be required to pay the Company a termination fee of approximately $0.5 billion. We also expect to incur significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger.
If the Merger is consummated, the Company’s Class A common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.
The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Current Report on Form 8-K filed by the Company on December 22, 2025.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2025. Based on that evaluation, our CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our CEO and CFO to allow timely decisions regarding required disclosure.
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
To evaluate the effectiveness of the Company’s internal control over financial reporting, the Company uses the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 COSO Framework”). Using the 2013 COSO Framework, the Company’s management, including the CEO and CFO, under the oversight of the Board of Directors, evaluated the Company’s internal control over financial reporting and concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
We acquired Enfusion and Beacon during 2025 and have excluded Enfusion and Beacon from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025. Total combined assets, excluding goodwill, and total revenues of Enfusion and Beacon represent approximately 23% and 27% of each of our total consolidated assets and of total consolidated revenue as of and for the year ended December 31, 2025, respectively.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We are currently in the process of integrating Enfusion and Beacon’s operations, control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration.
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

Item 9B. Other Information.
During the three months ended December 31, 2025 none of our officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be provided in a subsequent amendment to this Annual Report on Form 10-K, which will be filed with the SEC within 120 days after December 31, 2025.
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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

2.1	Agreement and Plan of Merger, dated as of December 20, 2025, by and among GT Silver BidCo, Inc., GT Silver Merger Sub, Inc. and Clearwater Analytics Holdings, Inc.	8-K filed December 22, 2025	001-40838	2.1
3.1	Amended and Restated Certificate of Incorporation of Clearwater Analytics Holdings, Inc., dated September 27, 2021	8-K filed September 28, 2021	001-40838	3.1
3.2	Amended and Restated Bylaws of Clearwater Analytics Holdings, Inc., dated September 27, 2021	8-K filed September 28, 2021	001-40838	3.2
3.3	Certificate of Retirement of Class C common stock and Class D common stock of Clearwater Analytics Holdings, Inc.	8-K filed June 16, 2025	001-40838	3.1
4.1	Description of Clearwater Analytics Holdings, Inc.’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934	10-K filed February 28, 2024	001-40838	4.1
10.1	Credit Agreement, dated as of April 21, 2025, by and among CWAN Acquisition, LLC, as holdings, Clearwater Analytics, LLC, as the borrower, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent **	8-K filed April 21, 2025	001-40838	10.1
10.2#	Advisory Services Agreement between Clearwater Analytics Holdings, Inc. and Joseph Kochansky, dated November 29, 2022	10-K filed March 3, 2023	001-40838	10.1
10.3	Third and Amended Restated Limited Liability Company Agreement of CWAN Holdings, LLC, dated as of September 28, 2021, by and among CWAN Holdings, LLC and the other parties thereto	8-K filed September 28, 2021	001-40838	10.4
10.4#	Form of 2021 Employee Stock Purchase Plan	S-1/A filed September 21, 2021	333-259155	10.1

10.5#	Form of Omnibus Incentive Plan	S-1/A filed September 21, 2021	333-259155	10.5
10.6#	Form of Director and Officer Indemnification Agreement	S-1/A filed September 21. 2021	333-259155	10.6
10.7#	Employment Agreement by and between Sandeep Sahai and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.13
10.8#	Employment Agreement by and between James S. Cox Jr. and Clearwater Analytics, LLC. and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.14
10.9#	Employment Agreement by and between Scott Erickson and Clearwater Analytics, LLC.	S-1/A filed September 21, 2021	333-259155	10.15
10.10	Form of Notice of Amendment to Option Agreement (2017 Equity Incentive Plan)	S-1/A filed September 21, 2021	333-259155	10.19
10.11#	Employment Agreement by and between Souvik Das and Clearwater Analytics, LLC.	10-K filed March 3, 2023	001-40838	10.17
10.12#	Employment Agreement by and between Subi Sethi and Clearwater Analytics, LLC	10-K filed February 29, 2024	001-40838	10.17
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of KPMG LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Clawback Policy	10-K filed February 29, 2024	001-40838	97
+101.INS	Inline XBRL Instance Document
+101.SCH	Inline XBRL Taxonomy Extension Schema Document
+101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
+101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File
__________________________
*Filed herewith.
**Certain schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. CWAN hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

# Management contract or compensatory plan or arrangement.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clearwater Analytics Holdings, Inc.

Date: February 18, 2026	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sandeep Sahai	Chief Executive Officer (Principal Executive Officer) and Director	February 18, 2026
Sandeep Sahai

/s/ Jim Cox	Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2026
Jim Cox

/s/ Eric Lee	Director and Chairman of the Board of Directors	February 18, 2026
Eric Lee

/s/ Jacques Aigrain	Director	February 18, 2026
Jacques Aigrain

/s/ Cary Davis	Director	February 18, 2026
Cary Davis

/s/ Lisa Jones	Director	February 18, 2026
Lisa Jones

/s/ Christopher Hooper	Director	February 18, 2026
Christopher Hooper

/s/ D. Scott Mackesy	Director	February 18, 2026
D. Scott Mackesy

/s/ Andrew Young	Director	February 18, 2026
Andrew Young

/s/ Mukesh Aghi	Director	February 18, 2026
Mukesh Aghi

/s/ Bas NieuweWeme	Director	February 18, 2026
Bas NieuweWeme