Form 10-K/A
period 2025-12-31
Clearwater Analytics Holdings, Inc.
filed 2026-04-01
CIK 1866368

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
The number of shares of Registrant’s Common Stock outstanding as of March 2, 2026 was:
296,510,079 shares of Class A common stock.
1,113,136 shares of Class B common stock.

EXPLANATORY NOTE
On February 18, 2026, Clearwater Analytics, Inc. (the “Company,” “CWAN,” “we,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”). The Original Form 10-K omitted Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions and Director Independence) and 14 (Principal Accounting Fees and Services) in reliance on the General Instructions to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year. This Amendment No. 1 to Form 10-K (this “Amendment”) is being filed solely to amend Items 10 through 14 of the Original Form 10-K to include the information required by such Items and to amend Item 15 of Part IV to reflect the filing of new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as described below.
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
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications of our principal executive officer and our principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Terms used but not defined herein are as defined in the Original Form 10-K.

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
Below is a list of names, class, ages, positions, and a brief account of the business experience of the individuals who serve as directors of the Company as of April 1, 2026:

Name	Class	Age	Position	Director Since Fiscal Year	Current Term Expires Fiscal Year
Jacques Aigrain	I	71	Director	2021	2028
Lisa Jones	I	64	Director	2022	2028
Mukesh Aghi	I	70	Director	2025	2028
Bas NieuweWeme	I	53	Director	2025	2028
Christopher Hooper	II	44	Director	2021	2026
D. Scott Mackesy	II	57	Director	2022	2026
Sandeep Sahai	II	62	CEO & Director	2021	2026
Eric Lee	III	54	Chair	2021	2027
Cary Davis	III	59	Director	2021	2027
Andrew Young	III	47	Director	2021	2027
Class I Directors (terms expiring in fiscal year 2028)
Jacques Aigrain has been a Director since February 2021 (including service as a director of CWAN Holdings prior to the IPO). Mr. Aigrain has served as Chairman of the board of directors at LyondellBasell NV since 2011. He has served as Chairman of the board of directors at TradeWeb Markets Inc. since July 2023 and has served as a director there since August 2022. Mr. Aigrain was a director of the London Stock Exchange Group (LSEG Ltd) until April 2022 and WPP Plc until May 2022, both since 2013. Mr. Aigrain was also the Chairman of Singular Bank SAU from February 2019 to July 2024. Mr. Aigrain worked at SwissRe AG for nine years, including as Chief Executive Officer, and spent 20 years in global leadership roles at JP Morgan Chase & Co. in New York, London and Paris. Mr. Aigrain holds a master’s degree in economics from Paris Dauphine University and a PhD in economics from Sorbonne University.
We believe Mr. Aigrain’s extensive experience in finance and as a chief executive officer, and his experience on the audit committees of public companies, including as chair, qualifies him to serve as a director of our Board.
Lisa Jones has been a Director since September 2022. In April 2025, Ms. Jones retired her position as the Head of the Americas, President and Chief Executive Officer of Amundi US, Inc. (and predecessor firm, Pioneer Investments, Inc.), a position she held since August 2014. She was also the President of Amundi Distributor, Inc., head of the US Executive Committee and US Management Committee, and member of the Global Executive Committee at Amundi US, Inc. Ms. Jones’ past roles include President and Chief Executive Officer at Pioneer Investments, Managing Director and Global Head of Distribution at Morgan Stanley Investment Management,

Head of Institutional Business at Eaton Vance Corporation, and President of the Institutional Division at MFS Investment Management. Ms. Jones holds a degree in economics from Trinity College.
We believe Ms. Jones’ deep expertise in the financial services and asset management sector serving markets all over the world, and her experience as a chief executive officer, qualifies her to serve as a director of our Board.
Mukesh Aghi has been a Director since August 2025. Dr. Aghi has served as the President and Chief Executive Officer of the US - India Strategic Partnership Forum since 2017. He has also served as the Executive Chairman of Kore.ai since September 2023. Previously, over the course of ten years Dr. Aghi served as the President of the US – India Business Council, the Chief Executive and director at L&T Infotech, and the Chairman and CEO of the Asia-Pacific region of Steria, Inc. (India). Dr. Aghi is the founding CEO of Universitas 21 Global. Earlier in his career, Dr. Aghi served as President of IBM India for IBM Corporation, and spent time working with Ariba, Inc. and JD Edwards & Co. Dr. Aghi holds several degrees, including an advanced management diploma from Harvard Business School, a Ph.D. in international relations from Claremont Graduate University, an MBA in international marketing from Andrews University, and a BA in business administration from the Middle East College, Beirut, Lebanon. He also currently serves as a trustee at Claremont Graduate University.
We believe that Dr. Aghi’s extensive experience as a chief executive officer and leader of global technology companies, including in particular his current role as the Executive Chairman of Kore.ai, an agentic generative AI company in the enterprise space, qualifies him to serve as a director of our Board.
Bas NieuweWeme has been a Director since August 2025. Mr. NieuweWeme most recently served as Global CEO of Aegon Asset Management, where he oversaw more than $400 billion in assets and led global expansion of the firm’s third-party institutional business. His extensive M&A and integration expertise includes managing the complex integration of ASR’s alternative fixed income assets, funds, and teams into Aegon AM following Aegon’s major insurance transaction with ASR in 2023, leading the successful acquisition and integration of NIBC’s Northwesterly CLO platform, and supervising the strategic integration of acquired company La Financière de l’Echiquier with La Banque Postale Asset Management (LBPAM). Mr. NieuweWeme brings more than 25 years of experience in asset management across the U.S., Europe, and Asia, and has held board roles in the Netherlands, France, the UK, China, and the U.S.—including serving as non-executive director at AIFMC (a top 10 fund manager in China) and vice chairman of the supervisory board of LBPAM in France.
We believe that Mr. NieuweWeme’s extensive experience as a chief executive officer and expertise in asset management and mergers and acquisitions qualifies him to serve as a director of our Board.
Class II Directors (terms expiring in fiscal year 2026)
Christopher Hooper has been a Director since July 2017 (including service as a director of CWAN Holdings prior to the IPO). Mr. Hooper has served since 2017 as a General Partner in the Technology Group at Welsh, Carson, Anderson & Stowe (“Welsh Carson”), is a member of the Management Committee and leads the firm’s San Francisco office, having originally joined Welsh Carson in 2005. He currently serves as a Director at Green Street and LINQ. Earlier in his career, Mr. Hooper worked as a Principal at Golden Gate Capital in San Francisco and as an Analyst at Lazard in New York. Mr. Hooper holds a bachelor’s degree from Colgate University.
We believe Mr. Hooper’s expertise in technology investments, finance and mergers and acquisitions qualifies him to serve as a director of our Board.
D. Scott Mackesy has been a Director since December 2022. Mr. Mackesy is the managing partner of Welsh Carson and is a member of its management committee, having joined Welsh Carson in 1998. Mr. Mackesy focuses on overall firm strategy at Welsh Carson. Mr. Mackesy currently serves on the board of directors for several of Welsh Carson’s portfolio companies, including CenterWell Primary Care, Emerus and Valtruis. Prior to joining Welsh Carson, Mr. Mackesy worked at Morgan Stanley Dean Witter for six years. Mr. Mackesy holds a Bachelor of Arts degree from the College of William & Mary.
We believe Mr. Mackesy’s expertise in technology investments, finance and mergers and acquisitions, as well as his leadership experience as the managing partner of Welsh Carson, qualifies him to serve as a director of our Board.

Sandeep Sahai has been our Chief Executive Officer since July 2018 and a Director since September 2016 (including service as the Chief Executive Officer and a director of CWAN Holdings prior to the IPO). During his tenure, the Company has grown both its core markets and across new regions. From a largely single office business, the Company now has offices and operating centers around the world and serves large and complex global customers. Before CWAN, he held the title of Chief Executive Officer of Solmark from 2014 to 2018, an investment partnership where he was the lead partner. Previously, Mr. Sahai worked for Headstrong from 2004 to 2011, including as President and Chief Operating Officer from 2007 to 2009, and President and Chief Executive Officer from 2009 to 2011. After Headstrong’s acquisition by Genpact in 2011, Mr. Sahai served as Senior Vice President of IT Solutions and Capital Markets at Genpact from 2011 to 2014. Mr. Sahai also held directorships at AIM Software (Austria) from 2015 to 2019, Simeio Solutions from 2015 to 2020 and Magic Software from 2014 to 2018. In addition, he served as an Operating Partner at Welsh Carson beginning in 2014. Mr. Sahai holds an engineering degree from the Indian Institute of Technology, Varanasi and an MBA from the Indian Institute of Management, Kolkata.
We believe Mr. Sahai’s successful leadership of CWAN into a period of strong and consistent growth, his deep understanding of the Company, technology operations and the investment accounting industry, and his experience as an entrepreneur and business leader, qualifies him to serve as a director of our Board.
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
Andrew Young has been a Director since November 2020 (including service as a director of CWAN Holdings prior to the IPO). Mr. Young joined the London office of Permira Advisers in 2011 and relocated to Menlo Park in 2018, where he currently works as a Partner and a member of the Permira Growth fund Investment Committee. He also serves on the board of directors of Squarespace, Octus, Seismic, Lytx and is an observer at Carta. Prior to joining Permira, Mr. Young worked for Pacific Equity Partners as an investment executive in their Sydney and New York offices. Before that, he worked as an associate at Citi. Mr. Young holds a bachelor’s degree in finance from University of Technology, Sydney and an MBA from London Business School.
We believe Mr. Young’s experience in technology investments, finance and mergers and acquisitions qualifies him to serve as a director of our Board.

Proposed Merger
On December 20, 2025, we entered into the Agreement and Plan of Merger, dated December 20, 2025 (the “Merger Agreement”), by and among the Company, GT Silver BidCo, Inc. (“Parent”) and GT Silver Merger Sub, Inc., a wholly-owned subsidiary of Parent (“Merger Sub”) to be acquired in a transaction valued at approximately $8.4 billion by an investor group led by Permira Advisers LLC (“Permira”) and Warburg Pincus LLC (“Warburg Pincus”), and also including Temasek Holdings (Private) Limited and Francisco Partners Management, L.P. Under the terms of the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly-owned subsidiary of Parent and each share of our Class A common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares of our Class A common stock (i) owned by Parent or Merger Sub, (ii) owned by us as treasury shares or (iii) held by any person who properly exercises appraisal rights under the Delaware General Corporation Law) will convert into the right to receive an amount in cash equal to $24.55 per share, without interest, upon completion of the proposed transaction.
If the Merger is consummated, (i) the directors of Merger Sub immediately prior to the effective time of the Merger (the “Effective Time”) will be the directors of the surviving corporation and the officers of the Company immediately prior to the Effective Time will be the officers of the surviving corporation, in each case, until their respective successors are duly elected or appointed and qualified or their earlier death, resignation or removal in accordance with the certificate of incorporation and bylaws of such surviving corporation, and (ii) we will not have public stockholders and there will be no public participation in any future stockholder meetings. Until the Merger is consummated, stockholders will continue to be entitled to attend and participate in stockholders meetings, including the Company’s annual meetings of the Company stockholders. If the Merger Agreement is terminated for any reason, the Company expects to hold an annual meeting of stockholders in 2026 for all stockholders of record, as a public company. A date has not been set for the Company’s 2026 annual meeting (the “2026 Annual Meeting”). Subject to any earlier resignation or removal in accordance with the terms of our certificate of incorporation, our bylaws and the Stockholders’ Agreement or the consummation of the Merger, our Class I directors will serve until the annual meeting of stockholders to be held in fiscal year 2028, our Class II directors will serve until the 2026 Annual Meeting, and our Class III directors will serve until the annual meeting of stockholders to be held in fiscal year 2027. In addition, our certificate of incorporation provides that our directors may be removed only for cause upon the affirmative vote of at least 66 2/3% of the voting power of our outstanding shares of stock entitled to vote thereon.
Code of Ethics
We maintain a Code of Ethics that is applicable to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and other senior officers. The Code of Ethics sets forth our policies and expectations on a number of topics, including conflicts of interest, corporate opportunities, confidentiality, compliance with laws (including insider trading laws), use of our assets, and business conduct and fair dealing. The Code of Ethics may be found on our website at https://investors.cwan.com under Governance: Governance Documents: Code of Ethics.
If we make any substantive amendments to, or grant any waivers from, the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, or any officer or director, we will disclose the nature of such amendment or waiver on our website at https://investors.cwan.com or in a current report on Form 8-K.
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
Our Audit Committee consists of Mr. Aigrain, Ms. Jones and Dr. Aghi, with Mr. Aigrain serving as chair. Our Board has determined that each member of our Audit Committee meets the definition of “independent director” under Rule 10A-3 under the Exchange Act and NYSE rules. Additionally, our Board has determined that each of Mr. Aigrain, Ms. Jones and Dr. Aghi is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable NYSE rules and regulations.
Insider Trading Arrangements and Policies
We have adopted an Insider Trading Policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, employees and others that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations. A copy of our Insider Trading Policy is attached as Exhibit 19.1 hereto.
Executive Officers
Below is a list of the names, ages, positions, and a brief account of the business experience of the individuals who serve as the executive officers of the Company as of April 1, 2026:

Name	Age	Position(s) Held
Sandeep Sahai	62	Chief Executive Officer and Director
Jim Cox	54	Chief Financial Officer
Scott Erickson	46	Chief Revenue Officer
Souvik Das	54	Chief Technology Officer
Subi Sethi	50	Chief Operating Officer
Sandeep Sahai has been our Chief Executive Officer since July 2018 and a Director since September 2016 (including service as the Chief Executive Officer and a director of CWAN Holdings prior to the IPO). During his tenure, the Company has grown both its core markets and across new regions. From a largely single office business, the Company now has offices and operating centers around the world and serves large and complex global customers. Before CWAN, he held the title of Chief Executive Officer of Solmark from 2014 to 2018, an investment partnership where he was the lead partner. Previously, Mr. Sahai worked at Headstrong from 2004 to 2011, including as President and Chief Operating Officer from 2007 to 2009, and President and Chief Executive Officer from 2009 to 2011. After Headstrong’s acquisition by Genpact in 2011, Mr. Sahai served as Senior Vice President of IT Solutions and Capital Markets at Genpact from 2011 to 2014. Mr. Sahai also held directorships at AIM Software (Austria) from 2015 to 2019, Simeio Solutions from 2015 to 2020 and Magic Software from 2014 to 2018. In addition, he served as an Operating Partner at Welsh Carson beginning in 2014. Mr. Sahai holds an engineering degree from the Indian Institute of Technology, Varanasi and an MBA from the Indian Institute of Management, Kolkata.
Jim Cox has been our Chief Financial Officer since April 2019. Prior to CWAN, Mr. Cox served as the Chief Financial Officer at Advent Software from 2009 until Advent’s sale to SSNC in 2015 and remained with the company until 2016. He also served as Chief Financial Officer at Lithium Technologies, Glassdoor and Doximity. Mr. Cox began his career in public accounting at PricewaterhouseCoopers. Mr. Cox holds a bachelor’s degree in economics from Ohio University.
Scott Erickson has been our Chief Revenue Officer since April 2023. Prior to that, Mr. Erickson was our President, Americas and Asia since December 2022, and our President, Americas and New Markets from June 2021 to December 2022. Before that, he served as our Chief Operating Officer from June 2017 to June 2021. Mr. Erickson joined CWAN in 2005 and has served in a number of roles leading multiple CWAN departments, such as Director of Operations and Client Services, Director of Product Management, Director of both Client Services and Product Management, and Director of Sales. Mr. Erickson holds a bachelor’s degree from Whitman College and an MBA from Northwest Nazarene University.
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
Subi Sethi has been our Chief Operating Officer since April 23, 2025. Prior to being named Chief Operating Officer, Ms. Sethi was our Chief Client Officer since January 2020. Before joining CWAN, Ms. Sethi led the end-to-end operations at UnitedHealth Group’s Optum Global Solutions from March 2014 to January 2020. Prior to joining Optum Global Solutions, she worked with Genpact from 2005 to 2014 across various leadership positions in functions like Operations, Quality, Transitions and Technology. Ms. Sethi holds a degree in mathematics from Delhi University and a degree in Advanced Management from the Institute of Management Technology, Ghaziabad.
Delinquent Section 16 Reports
Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our outstanding common stock to file reports of their stock ownership and changes in their ownership of our common stock with the SEC. Directors, executive officers, and persons who beneficially own more than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We have not identified any reports required to be filed by insiders under Section 16(a) of the Exchange Act that were not filed in a timely manner.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis (“CD&A”) describes the philosophy, goals, process, components and other aspects of our 2025 executive compensation program and is intended to be read in conjunction with the tables that immediately follow this section, which provide further compensation information for the following named executive officers, or NEOs, for 2025:

Name	Title
Sandeep Sahai	Chief Executive Officer
James Cox	Chief Financial Officer
Scott Erickson	Chief Revenue Officer
Souvik Das	Chief Technology Officer
Subi Sethi	Chief Operating Officer

I. EXECUTIVE SUMMARY
Company Overview
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
• Link pay to performance over short- and long-term periods;
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

Considering these objectives, our 2025 executive compensation plan is designed to reward our executive officers for generating performance that achieves established Company goals and for increasing stockholder value. If we fall short of achieving Company and individual goals, we expect our executive officers’ compensation to reflect that performance accordingly.
2025 Select Financial Results
We had a strong 2025, with revenue growth of 62%, while also improving Adjusted EBITDA (as defined below) and Adjusted EBITDA Margin (as defined below).
• Total revenue was $731.4 million, an increase of 62% from $451.8 million for 2024.
• Annualized recurring revenue ("Annualized Recurring Revenue" or "ARR"), was $841.0 million, an increase of 77% from $474.9 million in 2024. ARR is calculated at the end of a period by dividing the recurring revenue in the last month of such period by the number of days in the month and multiplying by 365.
• Gross revenue retention rate ("Gross Revenue Retention Rate") was 98% as of December 31, 2025, consistent with the Company’s Gross Revenue Retention Rate as of December 31, 2024. The Company has reported a Gross Revenue Retention Rate of at least 98% for 27 of the past 28 quarters. Gross Revenue Retention Rate represents annual contract value (“ACV”) at the beginning of the 12-month period ended on the reporting date less client attrition over the prior 12-month period, divided by ACV at the beginning of the 12-month period, expressed as a percentage. ACV is comprised of Annualized Recurring Revenue plus contracted-not-billed revenue, which represents the estimated annual contracted revenue for new and existing client opportunities prior to revenue recognition.
• Net revenue retention rate ("Net Revenue Retention Rate") was 109% as of December 31, 2025, compared to 116% as of December 31, 2024. Net Revenue Retention Rate is the percentage of recurring revenue from clients on the platform for 12 months and includes changes from the addition, removal, or value of assets on our platform, contractual changes that have an impact on Annualized Recurring Revenue and lost revenue from client attrition.
• Net loss in 2025 was $40.3 million, compared with net income of $427.6 million in 2024.
• Loss from operations in 2025 was $7.7 million, compared with income from operations of $12.2 million in 2024.
• Adjusted EBITDA in 2025 was $248.2 million, up 70% from $145.7 million in 2024. Adjusted EBITDA is defined as net income (loss) plus (i) interest expense, (ii) depreciation and amortization expense, (iii)

equity-based compensation expense and related payroll taxes, (iv) tax receivable agreement expense, (v) transaction expenses, (vi) amortization of prepaid management fees and reimbursable expenses, (vii) provision for (benefit from) income taxes, and (viii) other income, net.
• Adjusted EBITDA margin in 2025 was 34% as compared to 32% in 2024. “Adjusted EBITDA Margin” is defined as Adjusted EBITDA divided by revenue.
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

✓ Stock Ownership Guidelines	Executive officers are required to maintain meaningful levels of share ownership.
✓ Peer Data Review	We develop a peer group of companies based on industry, revenue, and market capitalization to reference for compensation decisions.
What We Don’t Do
✗ No Excessive Perks	We do not provide any significant perquisites to executive officers that are not offered to our broader employee population.
✗ No Hedging or Pledging of Company Shares	We do not permit our executive officers or directors to hedge or pledge their Company shares.
✗ No Guaranteed Performance Bonuses	We do not provide guaranteed performance bonuses to our executive officers at any minimum levels of payment under our annual cash incentive plan.
✗ No repricing of stock options or grant of discounted stock options	We do not reprice options without stockholder approval or grant discounted options.

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
For our annual cash incentive program, the Committee obtains input from executive officers regarding the annual operating plan, expected financial results, anticipated operating achievements and related risks. Based on this information, the Committee then establishes the performance-based metrics and targets for the annual incentive program.
In accordance with its charter, the Committee reviews and evaluates the performance of the CEO and develops recommendations regarding the base salary and aggregate amount of incentive compensation to be paid to the CEO, including the number and mix of performance-based restricted stock units (“PSUs”) and time-based restricted stock units ("RSUs") to be issued. While our CEO typically attends meetings of the Committee, the Committee meets outside the presence of our CEO when discussing his compensation. The Committee makes recommendations to the Board regarding CEO compensation, and the Board ultimately approves the compensation to be paid or granted to the CEO.
With the input of the CEO and our Chief Administrative Officer (CAO), the Committee also reviews and evaluates the performance of all the other executive officers and develops recommendations regarding the base salary and aggregate amount of incentive compensation to be paid to them, including the number and mix of PSUs and RSUs. As part of this process, the CEO and our CAO evaluate the market competitiveness of the various components of compensation and the performance of the other executive officers to make recommendations to the Committee regarding the compensation of each executive officer. The Committee makes recommendations to the Board regarding executive officer compensation, and the Board ultimately approves the compensation to be paid or granted to the executive officers.

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
On October 29, 2024, the Committee, with the assistance of Aon, reviewed and approved the compensation peer group to be used in connection with 2025 executive compensation decisions. In-line with Aon’s recommendation, and considering that there were modest changes in the Company’s revenue and market cap since the Committee’s review of the Company’s peer group in 2023, no changes were made in the peer group relative to the prior year. The primary criteria used to determine the peer group included US-based companies with the following characteristics:
Sector: Fintech and related application software companies
Market Cap: $1.6 billion to $14.1 billion
Revenue: $150 million to $1.3 billion, or 0.3x to 3.0x projected FY2024 revenue
Headcount: 600 to 5,200 employees, or a multiple range of 0.3x to 3.0x CWAN’s then current headcount
Based on these criteria and considerations, the Committee decided to retain the 2024 peer group of companies for decisions relating to 2025 executive compensation. These consisted of the following 20 companies:

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

Role of the CEO
The Committee works with our CEO to set the target compensation of each of our executive officers. As part of this process, the CEO, working with our CAO, evaluates the market competitiveness of the various components of compensation and the performance of the other executive officers annually and makes recommendations to the Committee in the first quarter of the year regarding the compensation of each executive officer.
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
Shareholder Say on Pay Vote
At our 2024 Shareholders Meeting held in June 2024, approximately 92% of the votes cast approved of the compensation of our named executive officers on an advisory basis. While the Committee believes this outcome reflects that there is strong alignment between the goals of our executive compensation program and the interests of our shareholders, the Committee has taken feedback from shareholders regarding the amount of stock based compensation granted by the Company, reduced the size of the equity grants to the NEOs in 2024 and started a transition to an annual grant cadence to reduce the Company’s stock based compensation as a percentage of revenue over time. In 2025, the Committee reviewed peer data from Aon to determine the aggregate target value of the equity to be granted to each NEO, then divided that value by the average share price for 20 trading days to determine the number of shares to be issued to each NEO. The Committee intends to continue to consider shareholder concerns in determining executive compensation.
IV. COMPENSATION PROGRAM COMPONENTS
2025 Compensation Components and Mix
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
Long-term incentive equity awards are prospective in nature and intended to tie a substantial portion of an executive’s pay to creating long-term stockholder value. In the year ended December 31, 2025, the Committee structured the long-term incentive opportunity with PSUs and RSUs, in order to motivate executive officers to achieve multi-year strategic goals and deliver sustained long-term value to stockholders, and to reward them for doing so.

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

For 2025, the Committee and the Board used compensation information regarding the Peer Group and their judgment to establish a total compensation program for each NEO that is a mix of current, short- and long-term incentive compensation, and cash and non-cash compensation. For 2025, the Committee prioritized moving toward an annual grant cadence as the Company’s compensation practices mature.
Consistent with the Committee’s pay-for-performance philosophy, the majority of annual target total compensation is variable, at-risk pay. The Committee considers compensation to be “at-risk” if it is subject to operating performance or if its value depends on our stock price.
Each compensation element is discussed in more detail below and in the 2025 Summary Compensation Table and the 2025 Grants of Plan-Based Awards Table below.
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

The base salaries for each of our executive officers in effect for 2025 and 2024, and the percentage change, are as follows:

	2025 Base Salary	2024 Base Salary	Change
Named Executive Officer	($)	($)	(%)
Sandeep Sahai	653,400	653,400	—%
James Cox	480,000	425,000	12.9%
Scott Erickson	425,000	425,000	—%
Souvik Das	455,000	440,000	3.4%
Subi Sethi	350,000	350,000	—%
From time to time, the Committee considers and approves base salary adjustments for executive officers. The main considerations for a salary adjustment are similar to those used in initially determining base salaries but may also include a change in the competitive market, a change of role or responsibilities, recognition for achievements or market trends. These factors were considered in determining the changes in base salary for Messrs. Cox and Das for 2025. In addition to the above base salary, Mr. Erickson is paid an annual $100,000 temporary cost of living adjustment subsidy, which Mr. Erickson is eligible to receive so long as Mr. Erickson remains in New York, New York, and Ms. Sethi is paid an annual $75,000 temporary cost of living adjustment subsidy, which Ms. Sethi is eligible to receive so long as Ms. Sethi remains in Boise, Idaho.
Annual Cash Incentive
The annual cash incentive for 2025 is a cash-based program that rewards the NEOs for their achievement of key short-term objectives. The structure of the annual cash incentive program incentivizes the NEOs to achieve annual financial and operational results that the Committee views as critical to the execution of our business strategy. The amount of the payout, if any, under the annual cash incentive is based upon achievement relative to Company performance targets, which are described in greater detail below.
Target Opportunities
For 2025 and 2024, the target annual cash incentive opportunity for each of our NEOs (as a fixed dollar amount) is set forth below:

Named Executive Officer	2025 Target Incentive ($)	2024 Target Incentive ($)
Sandeep Sahai	784,080	784,080
James Cox	400,000	400,000
Scott Erickson	375,000	325,000
Souvik Das	300,000	264,000
Subi Sethi	320,000	250,000
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
The Board determined the targets for the Company, which are correspondingly the CEO’s performance metrics, in December 2024. These metrics were then used to determine corresponding metrics for each NEO’s scorecard by the CEO. The Board monitors the Company’s performance against the metrics set in December throughout the year. In January 2026, the targets set forth in each NEO’s scorecard for Revenue, Adjusted EBITDA, Non-GAAP Gross Profit and Bookings were adjusted upwards to take into account increases in projected Company performance resulting from the acquisitions of Enfusion and Beacon, as reported to the Board at its meetings to review 2025 second and third quarter performance. Based on each NEO’s performance against the performance metrics and individual performance goals set forth on his or her scorecard, the Committee recommended, and the Board determined, payouts.
Company Metrics in Scorecard
The table below sets forth certain key financial performance metrics included in the scorecards of multiple NEOs and the Company’s actual results. The targets for each of these metrics reflected very significant growth from the prior year, and for each of these metrics, the rigorous goal was exceeded.

	Target	Actual Results	Achievement %
Financial Performance Metric	($ in millions)	($ in millions)
Revenue	724.5	731.4	101
Adjusted EBITDA	227.6	248.2	109
Non-GAAP Gross Profit	562.2	574.0	102
For a reconciliation of Net income (loss) to Adjusted EBITDA, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” of the Original Form 10-K.
A reconciliation of Gross Profit to Non-GAAP Gross Profit is presented below:

Amount
($ in millions)
Gross profit	492.1
Adjustments:
Equity-based compensation expense and related payroll taxes	17.9
Depreciation and amortization	64.0
Gross profit, non-GAAP	574.0

In addition to these key financial performance metrics, the individual scorecards contain a number of additional metrics, including operating metrics specific to the NEO’s area of focus, which we believe drive behaviors that lead to a competitive advantage for the Company. The performance metrics and rationale for each metric included in the 2025 scorecards of the NEOs, collectively, are set forth below:

Performance Metric	Rationale for Use as an Incentive Measure

Revenue (including for certain NEOs Revenue from Bookings in 2025, Revenue from 2024 Booked Not Billed, Revenue from a geography, Revenue from certain types of sales and Revenue from Pricing Increase)
Primary measure of top line growth and best gauge of efforts to maintain and grow market share. In certain cases subsets of revenue that may drive more effective transition of sales to revenue are also measured.

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

Bookings	Drives growth of our Annualized Recurring Revenue and a leading indicator for increases in market share and future revenue growth.
Platform Performance (Client SLA and Website Update)	Drives uptime and client satisfaction, which are key to support the foundational elements of the Company’s business and client retention.
Employee Satisfaction Score (ESS)	A measure of employee satisfaction. We believe a high employee satisfaction is important to reducing attrition.

Mr. Sahai’s scorecard metrics consisted of (i) Revenue, (ii) Bookings, (iii) EBITDA, (iv) Non-GAAP Gross Profit, and (v) NPS. Mr. Cox’s scorecard metrics consisted of (i) Revenue, (ii) Bookings, (iii) Bookings from Price Increase, (iv) EBITDA, and (v) Non-GAAP Gross Profit. Mr. Erickson’s scorecard metrics consisted of (i) Bookings, (ii) Bookings from North America, (iii) Revenue, and (iv) Revenue from 2025 Bookings. Mr. Das’s scorecard metrics consisted of (i) Revenue, (ii) Bookings, (iii) Bookings from Insurance, (iv) Bookings from the Company’s horizontal offerings, (v) Revenue from 2024 Booked not Billed, (vi) ESS, (vii) Platform Performance: Client SLA, and (viii) Platform Performance: Website Update. Ms. Sethi’s scorecard metrics consisted of (i) Revenue, (ii) Bookings, (iii) Revenue from Professional Services, (iv) Non-GAAP Gross Profit, (v) Bookings from Asset Managers and Hedge Funds, (vi) NRR, (vii) NPS, and (viii) ESS.
Payout Determination
The Committee determined the annual cash incentive payout based on achievement of the scorecard performance metrics described above, in accordance with each NEO’s weighting for each element in their individual scorecard. For Mr. Sahai, this resulted in a scorecard achievement of 99%, which was applied to a target annual incentive amount of $784,080, resulting in a total payout of $775,245. Mr. Sahai’s payout was particularly positively affected by the Company’s strong revenue, EBITDA and Non-GAAP Gross Profit results. For Mr. Cox, this resulted in a scorecard achievement of 100%, which was applied to a target annual incentive amount of $400,000, resulting in a total payout of $400,703. Mr. Cox’s payout was particularly positively affected by the Company’s strong revenue, EBITDA, Bookings: Price Increase and Non-GAAP Gross Profit results. For Mr. Erickson, this resulted in a scorecard achievement of 88%, which was applied to a target annual incentive amount of $375,000, resulting in a total payout of $328,941. Mr. Erickson’s payout was particularly positively affected by the Company’s strong Revenue results. For Mr. Das, this resulted in a scorecard achievement of 85%, which was applied to a target annual incentive amount of $300,000, resulting in a total payout of $255,996. Mr. Das’ payout was particularly positively affected by strong Revenue, Platform Performance: Client SLA, Platform Performance: Website Update and ESS results. For Ms. Sethi, this resulted in a scorecard achievement of 94%, which was applied to a target annual incentive amount of $320,000, resulting in a total payout of $300,122. Ms. Sethi’s payout was particularly positively affected by the Company’s strong Revenue, Non-GAAP Gross Profit and ESS results.
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
Equity Vehicles and Fiscal 2025 Mix: PSUs and RSUs
The mix of long-term incentive equities granted to the NEOs in 2025 consisted of 50% PSUs and 50% RSUs granted pursuant to our Omnibus Incentive Plan (the "2021 Plan"), as shown in the following table:

Equity Vehicle	2025 Allocation	Vesting	Rationale for Use
PSUs	50%	33.33% for each year of the 3-year performance period based on 1-year Revenue growth rate	• Primary measure of top line growth
RSUs	50%	25% per year over four years, subject to continued employment.	• Aligns with stockholder interests • Promotes retention • Provides value even during periods of stock price or market underperformance
In late 2022 and early 2023, about a year after the Company’s IPO, the Committee analyzed the equity holdings of our executive officers to ensure that they offered both an appropriate amount of motivation to achieve key strategic goals as well as a sufficient amount of retentive “glue,” or holding power, to keep our leaders employed with the Company. In 2024, the Committee decided to focus on reducing the Company’s stock-based compensation expense as a percentage of revenue, as well as to start to transition to an annual grant cadence. In 2025, the Committee reviewed peer data from Aon to determine an aggregate target value for the equity grants to the NEOs, then divided that value by the average share price for 20 trading days to determine the amount of shares to be issued to each NEO. As it has done with other compensation decisions, the Committee also reviewed, as a reference point, peer company average share usage and equity grant amounts as a percentage of total market capitalization, value of current equity holdings, individual performance, market competitiveness, and expected future contributions, in order to determine the size of equity grants to the full employee population, including the NEOs.

The following table summarizes the 2025 and 2024 grants to our NEOs:

	PSUs (#)		RSUs (#)
NEO	2025	2024	2025	2024
Sandeep Sahai	351,852	200,615	351,852	200,616
James Cox	125,000	50,000	125,000	50,000
Scott Erickson	82,500	50,000	82,500	50,000
Souvik Das	82,500	75,000	82,500	75,000
Subi Sethi	125,000	125,000	125,000	125,000
PSUs
The Committee originally selected the PSU performance metric of one year revenue growth because it is a key indicator of our growth in terms of acquisition and retention of our customers and utilization of our products. The Committee’s view is that the Company has a unique opportunity in the market and that it is imperative to incentivize growth. It selected this metric, even though revenue is a component of the NEO scorecards in the annual cash incentive program, because it focuses executive officers on the Company’s most critical strategic priority of top line revenue growth, and aligns the incentives for the CEO and other NEOs with the goals of growing the business and increasing market share. The Committee considered other metrics but determined that it was important to retain this metric for 2025 to focus the Company’s executives on reaccelerating the growth rate of Enfusion and to minimize management distraction in adapting to a new metric.
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

These PSUs reflect the right to receive between 0% and 110% of one-third of the target number of PSUs granted to the NEO and are earned based on the Company's achievement of annual revenue growth for each calendar year in the performance period (i.e., in each of 2025, 2026 and 2027), subject to the NEO’s continued employment with the Company through the applicable payment date. Failure to achieve the annual revenue growth targets for any calendar year will result in forfeiture of any PSUs that were not earned in respect of the relevant calendar year.

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
Time-based RSUs vest over four years on a quarterly basis, subject to the NEO’s continued employment with us.

PSUs Vesting
For fiscal year 2025, the Company produced an annual revenue growth rate of 62%. The 33.33% portion of the PSU grant made in February 2025 relating to 2025 thus achieved maximum performance, translating to 110% of such PSUs being earned, subject to certification by the Committee and continued employment through the date of payment, which occurred in February 2026.
Messrs. Sahai, Cox, Erickson and Das and Ms. Sethi received grants of PSUs in 2023 and 2024, in each case, having terms similar to those that applied to the PSUs granted in 2025. The 33.33% of such grants relating to the fiscal year 2025 annual performance period had performance achievement at maximum translating to 110% of such PSUs being earned, subject to certification by the Committee and continued employment through the date of payment, which occurred in February 2026.
In the case of the PSUs granted to the NEOs in 2023, 2024 and 2025, as applicable, the Committee certified the performance against the applicable annual revenue growth targets relating to performance during the 2025 performance period on February 18, 2026 and the vesting of the aggregate number of PSUs as set forth below:

PSUs
NEO	(#)
Sandeep Sahai	498,041
James Cox	177,347
Scott Erickson	140,248
Souvik Das	167,750
Subi Sethi	164,999
Equity Grant Timing and Practices. Since prior to our IPO, the Company has not granted any option awards to any NEO, employee, and director. The Company’s practice has been to grant our NEOs RSUs and PSUs under the 2021 Plan on a predetermined schedule, typically occurring during the Committee’s February meeting for such fiscal year. The Committee determines the amount of these awards, as well as the mix of time- and performance-based awards. This grant timing allows for consideration of full-year financial results and scorecard achievement for the most recently completed fiscal year, as well as full consideration of priorities for the current fiscal year, prior to making the grants. From time to time, the Committee may make off-cycle grants to NEOs to recognize mid-year promotions or other circumstances. Officers who join the Company after February in a given year may be granted equity awards following their start date. The Committee does not take material nonpublic information into account when determining the timing and terms of equity awards, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.
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
Relocation Allowances and Cost of Living Adjustment Subsidy
In connection with Ms. Sethi’s relocation from Gurgaon, India to Boise, Idaho, Ms. Sethi is entitled to an annual $75,000 cost of living adjustment subsidy for as long as Ms. Sethi remains in Boise. Mr. Erickson relocated to New York, New York, and in connection with that move the Company provides an annual $100,000 cost of living adjustment subsidy for as long as Mr. Erickson remains in New York.
V. ADDITIONAL COMPENSATION POLICIES AND PRACTICES
Clawback Policy
The Board has a clawback policy that complies with the NYSE’s clawback rules promulgated under Section 10D of the Exchange Act and the rules promulgated thereunder. In the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any such financial reporting requirement, the clawback policy requires that covered executives must reimburse the Company or forfeit any excess incentive-based compensation “received” (as defined in the Clawback Policy) by such covered executive during the three completed fiscal years immediately preceding the date on which the Company is required to prepare the restatement. Executives covered by the clawback policy are current and former executive officers, as determined by the Board in accordance with Section 10D of the Exchange Act and the NYSE listing standards. Incentive-based compensation subject to the clawback policy includes any cash or equity compensation that is granted, earned or vested based wholly or in part on the attainment of a financial reporting measure. The amount subject to recovery is the excess of the incentive-based compensation received based on the erroneous data over the incentive-based compensation that would have been received had it been based on the restated results.
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
We similarly believe that alignment of interests between directors and stockholders is important to promoting Board oversight in the long-term interests of stockholders. Accordingly, we also have stock ownership guidelines requiring directors not affiliated with Welsh Carson, Warburg Pincus or Permira to hold a minimum value of Company shares equal to five times their annual cash retainer within a five-year phase-in period that began in September 2022. We will also measure compliance with the ownership requirement for directors as of the last trading day of each calendar year.

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
Risk Oversight and Compensation Risk Assessment
The Committee has conducted a review of the compensation program and arrangements for the Company’s executives and other employees to evaluate whether incentives and other forms of pay encourage unnecessary or excessive risk taking. This assessment by the Committee included a review of the design of our incentive plans and policies, and the impact of risk mitigation features in these plans or policies. Based on this analysis, the Committee was satisfied that any risks arising from our compensation programs are not reasonably likely to have a material adverse effect on the Company.
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
2025 Summary Compensation Table
The following table summarizes the compensation paid to, awarded to, or earned by the named executive officers for our last three most recently completed fiscal years.

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
Sandeep Sahai
Chief Executive Officer	2025	653,400	—	19,527,786	775,245	30,922	20,987,353
	2024	653,400	200,000	7,799,931	823,284	1,647,216	11,123,831
	2023	653,400	—	30,605,442	777,807	263,565	32,300,214
Jim Cox
Chief Financial Officer	2025	480,000	—	6,937,500	400,703	35,715	7,853,918
	2024	425,000	100,000	1,944,000	416,000	601,246	3,486,246
	2023	425,000	—	11,723,609	388,000	112,559	12,649,168
Scott Erickson
Chief Revenue Officer	2025	425,000	—	4,578,750	328,941	135,625	5,468,316
	2024	425,000	100,000	1,944,000	308,750	603,741	3,381,491
	2023	425,000	—	9,495,000	240,700	183,013	10,343,713
Souvik Das
Chief Technology Officer	2025	455,000	—	4,578,750	255,996	35,661	5,325,407
	2024	440,000	100,000	2,916,000	237,600	129,398	3,822,998
	2023	425,000	99,500	11,394,000	220,500	29,494	12,168,494

Subi Sethi
Chief Operating Officer	2025	350,000	—	6,937,500	300,122	91,020	7,678,642
	2024	350,000	100,000	4,860,000	255,000	339,211	5,904,211
	2023	312,198	102,750	7,596,000	227,250	140,347	8,378,545
(1) Amounts reported in this column reflect the actual base salaries paid to our named executive officers for our fiscal year ended December 31, 2025, fiscal year ended December 31, 2024 and fiscal year ended December 31, 2023.
(2) Amounts reported reflect a special, discretionary bonus granted by the Board upon the recommendation of the Committee.
(3) Amounts reported in this column reflect the aggregate grant date fair value of RSUs and PSUs, computed in accordance with FASB ASC Topic 718 (excluding the effect of estimated forfeitures), made to our named executive officers in fiscal year 2025, fiscal year 2024 and fiscal year 2023. The PSUs are valued based on the probable outcome of the performance-based vesting conditions. The grant date fair value of the 2023 PSUs assuming maximum performance is achieved would be $15,302,712, $5,861,814, $4,747,500, $5,697,000 and $3,798,000 for Messrs. Sahai, Cox, Erickson and Das and Ms. Sethi. The grant date fair value of the 2024 PSUs assuming maximum performance is achieved would be $4,289,951, $1,069,200, $1,069,200, $1,603,800 and $2,673,000 for Messrs. Sahai, Cox, Erickson and Das and Ms. Sethi. The grant fair date value of the 2025 PSUs assuming maximum performance is achieved would be $10,740,282, $3,815,625, $2,518,313, $2,518,313 and $3,815,625 for Messrs. Sahai, Cox, Erickson and Das and Ms. Sethi. Assumptions used in the calculation of these amounts are included in the notes to our financial statements included in the Original Form 10-K.

(4) Amounts reported in this column reflect (i) with respect to fiscal year 2025, annual bonuses paid in February 2026 in respect of fiscal year 2025 performance, (ii) with respect to fiscal year 2024, annual bonuses paid in February 2025 in respect of fiscal year 2024 performance, and (iii) with respect to fiscal year 2023, annual bonuses paid in February 2024 in respect of fiscal year 2023 performance.
(5) All Other Compensation paid in fiscal year 2025 is comprised of the following:

Name	Year	401(k) Contribution(a) ($)	Other Personal Benefits(b) ($)
Sandeep Sahai	2025	14,000	16,922
Jim Cox	2025	14,000	21,715
Scott Erickson	2025	14,000	121,625
Souvik Das	2025	14,000	21,660
Subi Sethi	2025	5,667	85,353
(a) Amounts reported in this column represent the amount of Company matching contributions made to each named executive officer’s account under our 401(k) plan.
(b) Amounts reported in this column represent health insurance premiums paid by the Company on behalf of each of our named executive officers. In the case of Mr. Erickson, an annual $100,000 temporary cost of living adjustment subsidy is included, which Mr. Erickson is eligible to receive so long as Mr. Erickson remains in New York. In the case of Ms. Sethi, an annual $75,000 of temporary cost of living adjustment subsidy is included, which Ms. Sethi is eligible to receive so long as Ms. Sethi remains in Boise, Idaho.
Grants of Plan-Based Awards for Fiscal Year 2025
The following table sets forth certain information regarding grants of plan-based awards to our NEOs for fiscal year 2025 under our compensation programs and plans.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards:	Grant Date Fair Value of Stock and Option Awards
	Grant Date	Threshold	Target	Maximum	Threshold Performance Shares	Target Performance Shares	Maximum Performance Shares	Number of Shares of Stock or Units
Name		($)	($)	($)	(#)	(#)	(#)	(#)(3)	($)(4)
Sandeep Sahai	2/13/2025	588,060	784,080	—	—	—	—	—	—
	2/13/2025	—	—	—	263,889	351,852	387,037	—	9,763,893
	2/13/2025	—	—	—	—	—	—	351,852	9,763,893
Jim Cox	2/13/2025	300,000	400,000	—	—	—	—	—	—
	2/13/2025	—	—	—	93,750	125,000	137,500	—	3,468,750
	2/13/2025	—	—	—	—	—	—	125,000	3,468,750
Scott Erickson	2/13/2025	281,250	375,000	—	—	—	—	—	—
	2/13/2025	—	—	—	61,875	82,500	90,750	—	2,289,375
	2/13/2025	—	—	—	—	—	—	82,500	2,289,375
Souvik Das	2/13/2025	225,000	300,000	—	—	—	—	—	—
	2/13/2025	—	—	—	61,875	82,500	90,750	—	2,289,375
	2/13/2025	—	—	—	—	—	—	82,500	2,289,375
Subi Sethi	2/13/2025	240,000	320,000	—	—	—	—	—	—
	2/13/2025	—	—	—	93,750	125,000	137,500	—	3,468,750
	2/13/2025	—	—	—	—	—	—	125,000	3,468,750
(1) These columns reflect the NEO’s bonus opportunities under their scorecards for fiscal year 2025. No bonus is payable to our NEOs if performance is achieved below the threshold performance level, which is equal to 75% of the relevant Company performance target. There is no maximum amount payable.
(2) The amounts in these columns reflect the PSUs granted to the NEOs under the 2021 Plan during fiscal year 2025. These PSUs reflect the right to receive between 0% and 110% of the target number of PSUs granted to the NEO and are earned based on the Company's achievement of annual revenue growth target described above in the CD&A. See "COMPENSATION PROGRAM COMPONENTS—Long Term Incentives—PSUs”.
(3) The amounts in this column reflect the RSUs granted to the NEOs under the 2021 Plan during fiscal year 2025. These RSUs vest 25% per year over four years, subject to continued employment with us.
(4) The amounts reported in this column for RSUs reflect the aggregate grant date fair value of RSUs computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The amounts in this column for PSUs were calculated based on the probable outcome of the performance condition as of the grant date, consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures. For the values of the PSU awards, the amount reflected in the table represents the number of shares payable determined based on achievement at 100%. The actual value, if any, that each NEO will realize for these RSUs and PSUs is a function of the value of the shares if and when the awards vest.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
See "—COMPENSATION PROGRAM COMPONENTS—Compensation Discussion and Analysis" and "—EXECUTIVE COMPENSATION TABLES—Potential Payments Upon Termination or Change in Control" for disclosure relevant to the Summary Compensation Table and Grants of Plan-Based Awards Table.
Outstanding Equity Awards at 2025 Fiscal Year End
The following table summarizes the outstanding equity awards held by our named executive officers as of December 31, 2025, using the closing stock price on such date of $24.12.

	Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexcercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(1)(2)	Market value of shares or units of stock that have not vested ($)(3)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)(1)(4)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(3)
Sandeep Sahai	11/28/2018	746,651	—	4.40	11/28/2028	—	—	—	—
	1/21/2020	671,177	—	4.40	1/21/2030	—	—	—	—
	3/8/2021	1,350,000	—	12.40	3/8/2031	—	—	—	—
	9/24/2021	—	—	—	—	93,861	2,263,927	—	—
	9/24/2021	—	—	—	—	—	—	—	—
	2/20/2023	—	—	—	—	402,915	9,718,310	—	—
	2/20/2023	—	—	—	—	295,471	7,126,761	—	—
	2/28/2024	—	—	—	—	100,308	2,419,429	—	—
	2/28/2024	—	—	—	—	73,558	1,774,221	73,559	1,774,248
	2/13/2025	—	—	—	—	129,012	3,111,779	258,025	6,223,558
	2/13/2025	—	—	—	—	263,889	6,365,003	—	—
Jim Cox	5/20/2019	154,263	—	4.40	5/20/2029	—	—	—	—
	1/21/2020	208,109	—	4.40	1/21/2030	—	—	—	—
	3/8/2021	437,500	—	12.40	3/8/2031	—	—	—	—
	9/24/2021	—	—	—	—	53,170	1,282,460	—	—
	9/24/2021	—	—	—	—	—	—	—	—
	2/20/2023	—	—	—	—	154,339	3,722,657	—	—

	Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexcercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(1)(2)	Market value of shares or units of stock that have not vested ($)(3)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)(1)(4)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(3)
	2/20/2023	—	—	—	—	113,182	2,729,957	—	—
	2/28/2024	—	—	—	—	25,000	603,000	—	—
	2/28/2024	—	—	—	—	18,332	442,158	18,334	442,209
	2/13/2025	—	—	—	—	45,834	1,105,485	91,666	2,210,991
	2/13/2025	—	—	—	—	93,750	2,261,250	—	—
Scott Erickson	11/2/2017	—	—	4.00	11/2/2027	—	—	—	—
	4/10/2018	—	—	4.00	4/10/2028	—	—	—	—
	1/1/2019	—	—	4.40	1/1/2029	—	—	—	—
	1/21/2020	28,554	—	4.40	1/21/2030	—	—	—	—
	3/8/2021	437,500	—	12.40	3/8/2031	—	—	—	—
	9/24/2021	—	—	—	—	31,424	757,947	—	—
	9/24/2021	—	—	—	—	—	—	—	—
	2/20/2023	—	—	—	—	125,000	3,015,000	—	—
	2/20/2023	—	—	—	—	91,666	2,210,991	—	—
	2/28/2024	—	—	—	—	25,000	603,000	—	—
	2/28/2024	—	—	—	—	18,332	442,158	18,334	442,209
	2/13/2025	—	—	—	—	30,250	729,630	60,500	1,459,260
	2/13/2025	—	—	—	—	61,875	1,492,425	—	—
Souvik Das	8/2/2021	500,000	—	17.84	8/2/2031	—	—	—	—
	9/24/2021	—	—	—	—	4,687	113,050	—	—
	9/24/2021	—	—	—	—	—	—	—	—
	3/18/2022	—	—	—	—	9,375	226,125	—	—
	3/18/2022	—	—	—	—	—	—	—	—
	2/20/2023	—	—	—	—	150,000	3,618,000	—	—
	2/20/2023	—	—	—	—	110,000	2,653,200	—	—
	2/28/2024	—	—	—	—	37,500	904,500	—	—
	2/28/2024	—	—	—	—	27,500	663,300	27,500	663,300
	2/13/2025	—	—	—	—	30,250	729,630	60,500	1,459,260
	2/13/2025	—	—	—	—	61,875	1,492,425	—	—
Subi Sethi	1/2/2020	41,875	—	4.40	1/2/2030	—	—	—	—
	1/21/2020	6,701	—	4.40	1/21/2030	—	—	—	—
	3/8/2021	144,586	—	12.40	3/8/2031	—	—	—	—
	9/24/2021	—	—	—	—	17,575	423,909	—	—
	9/24/2021	—	—	—	—	—	—	—	—
	2/20/2023	—	—	—	—	100,000	2,412,000	—	—
	2/20/2023	—	—	—	—	73,333	1,768,809	—	—
	2/28/2024	—	—	—	—	62,500	1,507,500	—	—
	2/28/2024	—	—	—	—	45,833	1,105,485	45,834	1,105,509
	2/13/2025	—	—	—	—	45,833	1,105,485	91,666	2,210,991
	2/13/2025	—	—	—	—	93,750	2,261,250	—	—
(1) The RSUs and PSUs are subject to accelerated vesting on certain qualifying terminations and/or a change in control, as described below in "Potential Payments Upon Termination or Change in Control".

(2) The stock awards in this column consist of (i) RSUs granted in fiscal year 2025 that will vest in equal quarterly installments with the first vesting on March 31, 2025, (ii) RSUs granted in fiscal year 2024 that will vest in equal quarterly installments with the first vesting on March 31, 2024, (iii) RSUs granted in fiscal year 2023 that will vest in equal annual installments on each of the first four anniversaries of January 1, 2023, (iv) RSUs granted in fiscal year 2022 that will vest in equal installments on each of the first four anniversaries of January 1, 2022, and (v) PSUs granted in fiscal year 2023, 2024 and 2025 for which a performance period concluded in 2025 but remained subject to certification by the Committee (which occurred in February 2026) and continued employment through the payment date. PSUs are calculated based on maximum earning percentage of 110%
(3) The amounts reflected in this column reflect the market value of unvested RSUs and PSUs, determined by multiplying the number of such awards by the market price of our common stock at the close of the last trading day of fiscal year 2025, which was $24.12 per share.
(4) The stock awards listed in this column consist of unearned PSUs that are subject to certain performance-based vesting requirements based on annual revenue growth rate, and calculated based on maximum earning percentage of 110%. PSUs granted in fiscal year 2025 vest in equal annual installments on each of the first three anniversaries of January 1, 2025, subject to continued employment through the payment date. PSUs granted in fiscal year 2024 vest in equal annual installments on each of the first three anniversaries of January 1, 2024, subject to continued employment through the payment date.

Option Exercises and Stock Vested During Fiscal Year 2025
The following table presents, for each of our NEOs, the shares of our common stock that were acquired upon the exercise of vested stock options and the vesting of RSUs and the related value realized during fiscal year 2025.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)(1)	(#)	($)(2)
Sandeep Sahai	894,703	17,483,597	894,066	23,720,291
Jim Cox	414,132	7,717,041	364,544	9,730,723
Scott Erickson	19,613	494,603	268,947	7,174,226
Souvik Das	—	—	272,188	7,232,514
Subi Sethi	—	—	261,841	6,842,459
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
The table below sets forth the amounts of the payments and benefits that each NEO would have been entitled to receive upon a qualifying termination of employment by the Company and/or the occurrence of a change in control, in each case assuming the relevant event occurred on December 31, 2025. The values reflected in the table below relating to the acceleration of equity awards are based on the last closing price of our common stock as of December 31, 2025 ($24.12 per share).
In addition to the amounts set forth in the table below, upon any termination of employment, each NEO would also be entitled to receive all payments generally provided to salaried employees on a non-discriminatory basis on termination. Amounts payable to the NEOs may be subject to reduction under Sections 280G and 4999 of the Code.

		Termination without Cause by Company or for Good Reason by NEO NOT in Connection with a Change in Control	Termination without Cause by Company or for Good Reason by NEO in Connection with a Change in Control	Change in Control NOT in Connection with Termination without cause by Company or for Good Reason by NEO
Name	Benefit Description	($)	($)(2)	($)
Sandeep Sahai	Cash severance(1)	1,437,480	1,437,480	—
	Accelerated Vesting of equity awards	—	28,764,475	—
Jim Cox	Cash severance(3)	240,000	240,000	—
	Accelerated Vesting of equity awards	—	10,522,567	—
Scott Erickson	Cash severance(4)	262,500	262,500	—
	Accelerated Vesting of equity awards	—	7,769,841	—
Souvik Das	Cash severance(5)	113,750	113,750	—
	Accelerated Vesting of equity awards	—	8,476,660	—
Subi Sethi	Cash severance(6)	106,250	106,250	—
	Accelerated Vesting of equity awards	—	9,921,159	—
(1) Amounts represent a cash severance payment equal to Mr. Sahai's annual base salary and annual target bonus as of December 31, 2025.
(2) Amounts represent the vesting of the RSUs and PSUs pursuant to the 2021 Plan in the case of a termination without cause by the Company or for good reason by NEO in connection with a change in control.
(3) Amounts represent a cash severance payment equal to six months of Mr. Cox's annual base salary as of December 31, 2025.
(4) Amounts represent a cash severance payment equal to six months of Mr. Erickson's annual base salary (plus six months of the cost of living allowance) as of December 31, 2025.
(5) Amounts represent a cash severance payment equal to three months of Mr. Das's annual base salary as of December 31, 2025.
(6) Amounts represent a cash severance payment equal to three months of Ms. Sethi's annual base salary (plus three months of the cost of living allowance) as of December 31, 2025.
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
For Mr. Sahai, severance consists of (i) 12 months of continued base salary payments and (ii) target annual bonus for the year of termination, based on our achievement of target bonus performance measurement for the year of termination and payable at the time that annual bonuses for the applicable fiscal year are paid generally. In addition, upon termination of employment (other than for “cause”), Mr. Sahai’s vested options remain outstanding until the earlier of (i) a Change in Control (as defined in the 2017 Equity Incentive Plan) transaction, upon which the vested options are canceled in exchange for cash consideration and (ii) the expiration of the term. Mr. Sahai’s employment agreement also provides that upon a transaction that consists of a final sale of the Company or a substantial sale of our equity or assets, the Company may, at our discretion, grant a transaction bonus to Mr. Sahai.
For Mr. Cox and Mr. Erickson severance consists of six months of continued base salary payments. For Mr. Das and Ms. Sethi severance consists of three months of continued base salary payments.
Under Mr. Sahai’s employment agreement, “cause” generally means: (i) material breach by Mr. Sahai of any term of the employment agreement, or the Company’s policies, his fiduciary duties to the Company, Clearwater Analytics, LLC or any of their affiliates, or of any law, statute, or regulation, (ii) misconduct which is materially injurious to the Company, Clearwater Analytics, LLC or any of their affiliates, either monetarily or otherwise, or which impairs his ability to effectively perform his duties or responsibilities, (iii) personal conduct, which materially impairs his ability to perform his duties or manage subordinate employees, including but not limited to the abuse of alcohol or controlled substances, sexual harassment and discrimination, (iv) habitual or repeated neglect of his duties or responsibilities, (v) failure to comply with any valid and legal directive of the Board, which failure has a material impact on the Company, (vi) appropriation of (or attempted appropriation of) a business opportunity of the Company, Clearwater Analytics, LLC, or their affiliates, including attempting to secure or securing any personal profit in connection with a transaction by the Company or its affiliates, (vii) commission or conviction for (or the procedural equivalent or conviction for), or entering of a guilty plea or plea of no contest with respect to any felony or a crime, which in the Company’s reasonable judgment, involves moral turpitude, (viii) willful unauthorized disclosure (or attempted disclosure) of confidential information, (ix) intentional injury of another employee or any person in the course of performing services for the Company or (x) any conflict of interest, including, but not limited to solicitation of business on behalf of a competitor or potential competitor or breach of any fiduciary duty to the Company, Clearwater Analytics, LLC or any of their affiliates. With respect to clauses (i) through (iii), if capable of cure, Mr. Sahai must be given a reasonable opportunity to comply with such policy or cure his failure or misconduct to the satisfaction of the Board within the reasonable time prescribed by the Board to cure such failure or misconduct as set forth in a written notice of such breach from Board.
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
Equity Awards
Prior to the Company's IPO, the NEOs were granted options under the 2017 Equity Incentive Plan. In connection with our IPO, the Board of CWAN Holdings amended the options then held by the NEOs to provide for accelerated vesting of any then unvested options outstanding at the time of the consummation of the IPO to the earlier of a "Change in Control" (as defined in the 2017 Equity Incentive Plan) and the date that Welsh Carson and its affiliates own less than 5% of the common stock of the Company.
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

CEO Pay Ratio for 2025
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

Methodology
The methodology and the material assumptions, adjustments and estimates used to identify the median of the annual total compensation of all our employees were based on the following:
Our median employee was identified from all full-time and part-time employees as of December 31, 2025 (other than our CEO). As of December 31, 2025, we and our consolidated subsidiaries employed 3,050 individuals. We did not include any contractors or other non-employee workers in our employee population.
To identify our median employee from our employee population, we calculated the aggregate amount of each employee’s (i) base salary or gross wages paid, (ii) bonuses and cash incentives paid, and (iii) the grant date fair value, calculated in accordance with ASC Topic 718, of equity awards granted during the calendar year, for which compensation measure was consistently applied. Amounts under items (i) and (ii) above were annualized for any permanent employees who commenced work during 2025. We annualized the base salary or wages of all permanent (full-time and part-time) employees who were employed by us for less than the entire calendar year. We selected the foregoing compensation elements because they represented our principal broad-based compensation elements. Compensation not paid in U.S. dollars was converted to U.S. dollars using the foreign exchange rates in effect as of December 31, 2025.
Calculation
Once we identified our median employee using the aforementioned methodology, we then calculated the annual total compensation of this employee for 2025 in accordance with the requirements of the Summary Compensation Table. We determined our CEO’s annual total compensation for 2025 as reported in our 2025 Summary Compensation Table. The SEC rules allow companies to adopt a variety of methodologies, apply certain exclusions, and make reasonable estimates and assumptions that reflect their employee population and compensation practices, therefore the pay ratio reported by other companies may not be comparable to our pay ratio. As explained by the SEC when it adopted these rules, the rule was not designed to facilitate comparisons of pay ratios among different companies, even companies within the same industry, but rather to allow stockholders to better understand and assess each particular company’s compensation practices and pay ratio disclosures.
The median of the annual total compensation of all our employees, excluding our CEO, was $86,868. The annual total compensation of our CEO, as reported in the Summary Compensation Table for 2025, was $20,987,353. The ratio of the annual total compensation of our CEO to the median of the annual total compensation of all our employees was 242 to 1.
This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on the methodology described above.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(3)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1):
2021 Omnibus Incentive Plan	17,889,070(2)	9.11	44,055,129(4)
2021 Employee Stock Purchase Plan	—	N/A	9,849,421(5)
Enfusion, Inc. 2021 Stock Option and Incentive Plan	1,559,050(6)	N/A	11,480,463(7)
Equity compensation plans not approved by security holders	—	—	—
Total	19,448,120		65,385,013
(1)We have two equity compensation plans that have been approved by our stockholders: the 2021 Plan and the 2021 Employee Stock Purchase Plan (the “ESPP”). The Enfusion, Inc 2021 Stock Option and Incentive Plan (the “Enfusion Stock Plan”) was approved by the stockholders of Enfusion, Inc.
(2)Consists of 7,547,230 shares of Class A common stock issuable upon the exercise of stock options, and 10,341,840 shares of our Class A common stock issuable upon the settlement of RSUs.
(3)The weighted average exercise price relates only to stock options.
(4)Consists of shares of our Class A common stock available for future stock-based awards under our 2021 Omnibus Incentive Plan which may include the grant of stock options, stock appreciation rights, restricted stock, RSUs, bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards. The number of shares remaining available will be increased on the first day of each fiscal year during the term of the 2021 Plan commencing with the 2022 fiscal year by 5% of the total number of shares of common stock outstanding on the last day of the immediately preceding fiscal year or a lessor amount determined by the Committee. In each of 2023 and 2024, the Committee determined that there were sufficient shares of Class A common stock available for future stock-based awards and hence the number of shares available did not increase on January 1, 2024 nor on January 1, 2025. In accordance with the above calculation, the total number of shares of common stock available for future issuance under our 2021 Omnibus Incentive Plan increased by 5% of the aggregate shares of Class A common stock and Class B common stock outstanding on January 1, 2026.
(5)The number of shares remaining available under the 2021 ESPP will be increased on the first day of each calendar year beginning in the 2022 fiscal year and ending in and including the 2031 fiscal year, by an amount equal to the lessor of (i) 1.0% of the shares outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of shares as identified by the Committee. In each of 2023 and 2024, the Committee determined that there were sufficient shares remaining available under the 2021 ESPP and hence the number of shares available did not increase on January 1, 2024 nor on January 1, 2025. In accordance with the above calculation, the total number of shares of common stock available for future issuance under our 2021 ESPP increased by 1% of the aggregate shares of Class A common stock and Class B common stock outstanding on January 1, 2026.
(6)Consists of shares of our Class A common stock issuable upon the settlement of RSUs.
(7)Consists of shares of our Class A common stock available for future stock-based awards under the Enfusion Stock Plan that was assumed by the Company on April 21, 2025.

Director Compensation
For 2025, the Committee and the Board used compensation information regarding the Peer Group to review director compensation and left cash compensation unchanged from 2024. Each director not affiliated with a Prior Principal Equity Owner is eligible to receive an annualized cash retainer equal to $40,000 per calendar year for serving on the Board. In addition, Ms. Jones and Dr. Aghi are each eligible to receive an annualized cash retainer equal to $10,000 for serving on the Audit Committee, and Mr. Aigrain is eligible to receive an annualized cash retainer equal to $20,000 for serving as the chairperson of the Audit Committee.
In February 2025, in connection with its annual review of director compensation, upon the recommendation of the Committee, the Board resolved to grant RSUs to any new directors joining the Board in the future, with each such grant valued at 1.75 times $200,000 at the time of joining the Board, but based on a three year vesting period. In light of this structure for new directors, upon the recommendation of the Committee the Board resolved to issue an additional grant of RSUs valued at .75 times $200,000 to existing directors eligible for compensation at the time of the Company’s 2025 annual shareholders meeting, vesting over three years. Prior to the change, each director not affiliated with a Prior Principal Equity Owner was eligible to receive an annual RSU grant equal to $200,000 divided by the 10 trading-day average closing share price leading up to the date of grant. Grants are made annually on the date of the annual stockholder meeting.
All of our directors will also continue to be reimbursed for their reasonable out-of-pocket expenses related to their Board service. Our former directors, Kathleen A. Corbet and Jaswinder Pal Singh, ceased to serve on the Board on June 23, 2025. Thereafter, each of Ms. Corbet and Mr. Singh began to serve as a senior advisor to the Company pursuant to advisory agreements entered into in April 2025. Pursuant to the advisory agreement with Ms. Corbet, she is serving as a senior advisor to the Company with respect to our go-to-market strategy in the insurance and asset management sectors for a period of 12 months following our 2025 annual meeting of shareholders (the “2025 Annual Meeting”). Pursuant to the advisory agreement with Mr. Singh, he will serve as a senior advisor to the Company with respect to our technology and cybersecurity strategy for a period of 12 months following the 2025 Annual Meeting. In consideration for Ms. Corbet's and Mr. Singh’s service as a senior advisor, the Company issued to each of them an RSU grant equal to $200,000 divided by the 10 trading-day average closing share price leading up to the date of grant, vesting on the one-year anniversary of the grant.
In addition, in consideration of the time and effort required by the members of the special committee of the Board comprised solely of independent and disinterested directors of the Company (the “Special Committee”) to review, consider, evaluate and negotiate the Merger Agreement, as well as consider other strategic alternatives, make a determination as to whether the transactions contemplated by the Merger Agreement (the “Transactions”) are fair to, advisable and in the best interests of, the Company and its stockholders and make a recommendation to the Board with respect to the Transactions, Jacques Aigrain, as the Chair of the Special Committee received a one-time cash retainer of $250,000 and Mukesh Aghi, Lisa Jones and Bas NieuweWeme, as the other members of the Special Committee, each received a one-time cash retainer of $150,000. In addition, each member of the Special Committee will receive a cash fee of $1,000 per hour for certain time actually spent by such member on certain matters arising from or related to such member’s service on the Special Committee.

The following table presents the total compensation for each person who served as a member of our Board during 2025. Messrs. Lee, Davis, Hooper, Mackesy and Young are affiliated with Prior Principal Equity Owners and did not receive any compensation for their service on the Board.

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2)(3) ($)	Option Awards(3)(4) ($)	Total ($)
Jacques Aigrain	305,833	237,205	—	543,038
Kathleen A. Corbet(5)	30,000	189,762	—	219,762
Lisa Jones	200,000	237,205	—	437,205
Jaswinder Pal Singh(5)	20,000	189,762	—	209,762
Mukesh Aghi	170,833	110,696	—	281,529
Bas NieuweWeme	169,344	114,484	—	283,828
Eric Lee	—	—	—	—
Cary Davis	—	—	—	—
Christopher Hooper	—	—	—	—
Andrew Young	—	—	—	—
D. Scott Mackesy	—	—	—	—
(1)Amounts in this column reflect the cash compensation earned by directors in 2025. For their services on the Special Committee in relation to the Merger, Ms. Jones, Dr. Aghi and Mr. NieuweWeme received a one-time cash retainer of $150,000, and Mr. Aigrain received a one-time cash retainer of $250,000 for serving as its chairperson.
(2)The aggregate number of options outstanding and aggregate number of stock awards outstanding held by our non-employee directors as of December 31, 2025, are set forth in the table below.

Name	Number of Option Awards Outstanding	Number of Stock Awards Outstanding
Jacques Aigrain	69,800	15,339
Kathleen A. Corbet	70,960	8,765
Lisa Jones	—	15,339
Jaswinder Pal Singh	—	8,765
Mukesh Aghi	—	15,339
Bas NieuweWeme	—	16,713
(3)Amounts reported in this column reflect the aggregate grant date fair value of RSUs made to our directors in 2025, computed in accordance with FASB ASC Topic 718 (excluding the effect of estimated forfeitures). As the aggregate grant date fair value is determined using our share price on the date of grant and only takes into account one year of the three-year expense related to a portion of the grants, the amounts reported in this column are lower than the number of RSUs granted multiplied by the 10 trading-day average closing share price leading up to the date of grant.
(4)We did not grant any stock options to our directors in 2025.
(5)Ms. Corbet and Mr. Singh did not stand for re-election upon expiration of their terms at the 2025 Annual Meeting, and their last day of service as directors was June 23, 2025.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, or in the past fiscal year has served, as a member of the Board or compensation committee of any entity that has one or more executive officers serving on our Board or the Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth certain information regarding the beneficial ownership of our Class A common stock as of March 2, 2026 with respect to:
▪each person known by us to beneficially own 5% of any class of our outstanding shares;
▪each member of our Board and each named executive officer; and
▪the members of our Board and our executive officers as a group.
The number of shares of Company Class A common stock and percentage of beneficial ownership set forth below are computed on the basis of 296,510,079 shares of Company Class A common stock and 1,113,136 shares of Company Class B common stock in each case issued and outstanding as of March 2, 2026. The shares of Company Class B common stock have no economic rights, but each share entitles the holder to one vote on all matters on which stockholders of the Company are entitled to vote generally. As of the date of this proxy statement, no shares of Company Class C common stock or Company Class D common stock are outstanding.
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

Named of Beneficial Owner	Class A of Common Stock Beneficially Owned(1)	Combined Voting Power(2)
5% Stockholders
Blackrock, Inc.(3)	26,231,892	8.8%
Directors and Named Executive Officers:
Sandeep Sahai(4)	4,235,414	1.4%
Jim Cox(5)	1,243,311	*
Souvik Das(6)	734,795	*
Scott Erickson(7)	992,432	*
Subi Sethi(8)	601,276	*
Eric Lee(9)	531,457	*
Jacques Aigrain(10)	90,281	*
Cary Davis	—	—%
Christopher Hooper(11)	271,833	*
Lisa Jones	26,584	*
D. Scott Mackesy(12)	633,879	*
Mukesh Aghi	—	—%
Bas NieuweWeme	—	—%
Andrew Young	—	—%
All executive officers and directors as a group (14 persons)	9,361,262	3.1%
* Represents less than 1.0% of outstanding shares or voting power, as applicable.
(1)Each holder of Company Class A common stock and Company Class B common stock is entitled to one vote per share on all matters submitted to the Company’s stockholders for a vote. Company Class B common stock does not have any of the economic rights (including rights to dividends and distributions upon liquidation) associated with Company Class A common stock. The numbers of shares of Company Class A common stock beneficially owned and percentages of beneficial ownership set forth in the table assume that all LLC Interests (together with the corresponding shares of Company Class B common stock) have been exchanged for shares of Company Class A common stock.
(2)Percentage of voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock and as calculated on a fully diluted basis.
(3)Represents shares beneficially owned by Blackrock, Inc., 50 Hudson Yards, New York, NY 10001, as of December 31, 2025. The foregoing information is based solely on a Schedule 13F filed by Blackrock, Inc. with the SEC on February 12, 2026.
(4)Includes options to purchase 2,767,828 shares of Class A common stock that are exercisable within 60 days of March 2, 2026, and 110,448 RSUs that will vest within 60 days of March 2, 2026, in each case gross of shares to be withheld for taxes.
(5)Includes options to purchase 731,261 shares of Class A common stock that are exercisable within 60 days of March 2, 2026, and 37,936 RSUs that will vest within 60 days of March 2, 2026, in each case gross of shares to be withheld for taxes.
(6)Includes options to purchase 500,000 shares of Class A common stock that are exercisable within 60 days of March 2, 2026, and 27,663 RSUs that will vest within 60 days of March 2, 2026, in each case gross of shares to be withheld for taxes.
(7)Includes options to purchase 818,523 shares of Class A common stock that are exercisable within 60 days of March 2, 2026, and 35,279 RSUs that will vest within 60 days of March 2, 2026, in each case gross of shares to be withheld for taxes.
(8)Includes options to purchase 193,162 shares of Class A common stock that are exercisable within 60 days of March 2, 2026, and 42,624 RSUs that will vest within 60 days of March 2, 2026, in each case gross of shares to be withheld for taxes.
(9)Consists of (i) 235,849 shares of Class A common stock and 166,771 shares of Class B common Stock held directly by Eric Lee; and (ii) 75,471 shares of Class A common stock and 53,366 shares of Class B common stock held by Eric J Lee 2014 Irrevocable Trust.
(10)Includes options to purchase 69,800 shares of Class A common stock that are exercisable within 60 days of March 2, 2026, gross of shares to be withheld for taxes.
(11)Consists of 135,260 shares of Class A common stock and 136,573 shares of Class B common stock held by The Hooper Family Trust.
(12)Consists of (i) 226,651 shares of Class A common stock and 201,125 shares of Class B common stock held directly by D Scott Mackesy; and (ii) 115,048 shares of Class A common stock and 91,055 shares of Class B common stock held by The D Scott Mackesy 2014 Irrevocable Descendants Trust.
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
Our written Related Parties Transactions Policy entered into at the time of the IPO provides that our executive officers, directors, nominees for election as directors, beneficial owners of more than 5% of any class of our voting stock, any member of the immediate family of any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed, is a general partner or principal or in a similar position, or in which such person has a 5% or greater beneficial ownership interest, is not permitted to enter into a related party transaction with us without the consent of our Audit Committee, subject to the exceptions described below. In approving or rejecting any such proposal, our Audit Committee is to consider the relevant facts and circumstances available and deemed relevant to our Audit Committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. Our Audit Committee has determined that certain transactions will not require Audit Committee approval, including certain employment arrangements of executive officers, director compensation, transactions with another company at which a related party’s only relationship is as a non-executive employee or beneficial owner of less than 5% of that company’s shares, transactions where a related party’s interest arises solely from the ownership of our common stock (on an as-adjusted basis) and all holders of our common stock (on an as-exchanged basis) received the same benefit on a pro rata basis, and transactions available to all employees generally.
LLC Agreement
In connection with our initial public offering (“IPO”) and other related transactions, the Company and the Continuing Equity Owners (as defined in the Original Form 10-K) entered into the LLC Agreement. As a result of the IPO and the other related transactions, including the entry into the LLC Agreement, the Company holds LLC Interests in CWAN Holdings and is the sole managing member of CWAN Holdings. Accordingly, the Company operates and controls all of the business and affairs of CWAN Holdings and, through CWAN Holdings and its direct and indirect subsidiaries, conduct our business. Permira and Warburg Pincus no longer hold any LLC Interests, and as of December 31, 2025, the Company owns 99.3% of the outstanding LLC Interests.
As the sole managing member of CWAN Holdings, the Company has the right to determine when distributions will be made to the holders of LLC Interests and the amount of any such distributions (subject to the requirements with respect to the tax distributions described below). If CWAN authorizes a distribution, such distribution will be made to the holders of LLC Interests, including CWAN, pro rata in accordance with their respective ownership of CWAN Holdings. The LLC Agreement requires “tax distributions,” as that term is defined in the LLC Agreement, to be made by CWAN Holdings to its “members,” as that term is defined in the LLC Agreement, unless certain exceptions apply. Tax distributions generally are made quarterly to each member of CWAN Holdings including us, on a pro rata basis among the holders of LLC Interests based on CWAN Holdings’s net taxable income and without regard to any applicable basis adjustment under Section 743(b) of the Code, which means that the amount of tax distributions are determined based on the holder of LLC Interests who is allocated the largest amount of taxable income on a per LLC Interest basis and at a tax rate that is determined by us, but is made pro rata based on ownership of LLC Interests. Thus, CWAN Holdings will be required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes that it would have paid if it were taxed on its net income at the tax rate applicable to a similarly situated corporate taxpayer. The tax rate used to determine tax distributions applies regardless of the actual final tax liability of any such member. Tax distributions are also made only to the extent all distributions from CWAN Holdings for the relevant period were otherwise insufficient to enable each member to cover its tax liabilities as calculated in the manner described above. The Company causes CWAN Holdings to make distributions or, in the case of certain expenses, payments in an amount sufficient to allow the Company to pay its taxes and operating expenses.
The LLC Agreement generally does not permit transfers of LLC Interests by Continuing Equity Owners, except for transfers to Permitted Transferees, transfers pursuant to the redemption right described below and transfers approved in writing by us, as sole managing manager, and other limited exceptions. Permitted Transferees include (a) with respect to Welsh Carson, any affiliates and (b) with respect to any other
Continuing Equity Owners, any such other Continuing Equity Owner’s affiliates or, in the case of individuals, members of their immediate family. In the event of a permitted transfer, such Continuing Equity Owner will be required to simultaneously transfer shares of Company Class B common stock to such transferee equal to the number of LLC Interests that were transferred.

The LLC Agreement allows holders of LLC Interests to exchange their LLC interests for shares of Class A common stock on a one-for-one basis or, at our election, for an amount of cash equal to the fair market value of such shares, as calculated in accordance with the LLC Agreement though we may settle any such exchange in cash only to the extent that we have cash available at least equal to the cash price that was received pursuant to a contemporaneous public offering or private sale.
The Continuing Equity Owners may from time to time (subject to the terms of the LLC Agreement) exercise a right to require redemption of LLC Interests in exchange for cash or, at our election, shares of our Class A common stock on a one-for-one basis. We may alternatively acquire such LLC Interests for cash in connection with any exercise of such right. We intend to treat such acquisitions of LLC Interests as direct purchases of LLC Interests from the Continuing Equity Owners for U.S. federal income and other applicable tax purposes. CWAN Holdings (and each of its subsidiaries classified as a partnership for U.S. federal income tax purposes) intends to have in place an election under Section 754 of the Code effective for each taxable year in which an exchange of LLC Interests for Class A common stock or cash occurs. As a result, an exchange of LLC Interests is expected to result in (1) an increase in our proportionate share of the existing tax basis of the assets of CWAN Holdings and its flow- through subsidiaries and (2) an adjustment in the tax basis of the assets of CWAN Holdings and its flow- through subsidiaries reflected in that proportionate share.
Each Continuing Equity Owner’s exchange and redemption rights are subject to certain customary limitations, including the expiration of any contractual lock-up period relating to the shares of our Class A common stock that may be applicable to such Continuing Equity Owner (including a lock-up period of not more than 180 days in connection with any registration of our equity securities) and the absence of any liens or encumbrances on such LLC Interests redeemed. As a holder exchanges LLC Interests and Company Class B Common Stock for shares of Company Class A Common Stock, or a redemption transaction is effected, the number of LLC Interests held by the Company is correspondingly increased as it acquires the exchanged LLC Interests or funds the redemption transaction, and a corresponding number of shares of Company Class B Common Stock are canceled.
The LLC Agreement also requires that CWAN Holdings take actions with respect to its LLC Interests, including issuances, reclassifications, distributions, divisions, or recapitalizations, such that (i) we at all times maintain a ratio of one LLC Interest owned by us, directly or indirectly, for each share of Class A common stock or Class D common stock issued by us, and (ii) CWAN Holdings at all times maintains (a) a one-to-one ratio between the number of shares of Class A common stock issued by us and the number of LLC Interests owned by us and (b) a one-to-one ratio between the number of shares of Class B common stock owned by the Continuing Equity Owners and the number of LLC Interests owned by the Continuing Equity Owners. As such, in certain circumstances we, as their sole managing member, have the authority to take all actions such that, after giving effect to all issuances, transfers, deliveries, or repurchases, the number of outstanding LLC Interests we own equals, on a one-to-one basis, the number of outstanding shares of Class A common stock.
This summary does not purport to be complete and is qualified in its entirety by the provisions of our form of LLC Agreement, a copy of which was filed as Exhibit 10.6 to the Original Form 10-K.

Tax Receivable Agreement and TRA Amendment
In connection with the IPO, the Company entered into a Tax Receivable Agreement, dated as of September 28, 2021 (the “TRA”), with certain affiliates of the Prior Principal Equity Owners and other holders of interests in CWAN Holdings prior to the IPO that, prior to the TRA Amendment (as defined below), provided for the payment by the Company of 85% of certain tax benefits that the Company realized, or in some cases were deemed to realize, as a result of Tax Attributes, as defined in the Tax Receivable Agreement.
On November 4, 2024, the Company entered into the Tax Receivable Amendment (the “TRA Amendment”), by and among (i) the Company, (ii) CWAN Holdings and (iii) certain affiliates of each of the Prior Principal Equity Owners (the “TRA Amendment Parties”), which amended the TRA to provide for one-time settlement payments in a gross amount of approximately $72.5 million, inclusive of approximately $69.2 million to be paid to the TRA Amendment Parties (net of the TRA Bonus Payments (as defined below)) and approximately $3.3 million in cash bonus payments (the “TRA Bonus Payments”) to be paid to certain executive officers of the Company (collectively, the “TRA Settlement Payments”), plus approximately $6.5 million in third-party expenses. The TRA Amendment

Parties have no further rights to receive payments (past, current or future) under the TRA, and the Company has no further payment obligations (past, current or future) to the TRA Amendment Parties under the TRA. Most of the TRA Settlement Payments were made in December 2024. The remaining TRA Settlement Payments were made in the first quarter of 2025.
Registration Rights Agreement
In connection with our IPO, the Company entered into a Second Amended and Restated Registration Rights Agreement, dated as of September 28, 2021 (the “Registration Rights Agreement”) with Permira and Warburg Pincus, certain of the Continuing Equity Owners and certain members of our management, which provided customary registration rights. The Registration Rights Agreement terminated on June 12, 2025 as a result of Permira, Warburg Pincus and Welsh Carson no longer holding any shares of the Company’s common stock to which the Registration Rights Agreement applies.
Stockholders Agreement
In connection with the IPO, on September 28, 2021, the Company entered into the Stockholders Agreement with investment funds affiliated with each of the Principal Equity Owners (the “Stockholders Agreement”), granting them certain board designation and other rights.
As a result of decreases in the ownership of the Company’s outstanding common stock beneficially owned by each of the Prior Principal Equity Owners following their sales or transfers of the Company’s common stock, the Company is no longer a controlled company and the Prior Principal Equity Owners no longer have any rights to designate director nominees to the Board. In addition, the Stockholders Agreement terminated on December 2, 2024 with respect to Permira, on August 8, 2024 with respect to Warburg Pincus and on June 12, 2025 with respect to Welsh Carson.
Advisory Agreements with Kathleen Corbet and Jaswinder Pal Singh
In connection with their not standing for re-election to the Board, to continue benefitting from Ms. Corbet and Mr. Singh’s valuable insights, in April 2025 we entered into advisory agreements with Ms. Corbet and Mr. Singh. Pursuant to the advisory agreement with Ms. Corbet, she agreed to serve as a senior advisor to the Company with respect to our go-to-market strategy in the insurance and asset management sectors for a period of 12 months following the 2025 Annual Meeting. Pursuant to the advisory agreement with Mr. Singh, he agreed to serve as a senior advisor to the Company with respect to our technology and cybersecurity strategy for a period of 12 months following the 2025 Annual Meeting. In consideration for Ms. Corbet's and Mr. Singh’s service as a senior advisor, on the date of the 2025 Annual Meeting, the Company issued to each of them an RSU grant equal to $200,000 divided by the 10 trading-day average closing share price leading up to the date of grant, vesting on the one-year anniversary of the grant.
Indemnification Agreements
The Company’s certificate of incorporation and bylaws provide that the Company shall indemnify each of our directors and officers to the fullest extent permitted by Delaware General Corporate Law. The Company is also party to indemnification agreements with each of the Company’s other directors and executive officers that provide them with customary indemnification in connection with their service to the Company or on the Company’s behalf. These agreements require the Company to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.
Director Independence
Our Board previously affirmatively declared that each of the directors other than Mr. Sahai were independent under the current rules and regulations of the NYSE while each served on our Board during the fiscal year ended December 31, 2025, including Ms. Corbet and Mr. Singh, who ceased to serve on the Board in June 2025. Audit Committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, which requires that the Audit Committee consist exclusively of independent directors for purposes of Rule 10A-3.

Our Board has previously affirmatively determined that each of the following directors was an independent director for purposes of Rule 10A-3 while each served on the Audit Committee during the fiscal year ended December 31, 2025: Mr. Aigrain, Ms. Jones, and Dr. Aghi.
Item 14. Principal Accounting Fees and Services.
The following table summarizes the aggregate fees for professional audit services and other services rendered by KPMG LLP for the years ended December 31, 2025 and 2024:

	2025	2024
Audit fees(1)	$2,830,000	$2,002,000
Audit-related fees(2)	922,000	624,000
Tax fees(3)	893,000	503,000
All other fees	—	—
Total	$4,645,000	$3,129,000
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
Pre-Approval Policy for Services of Independent Registered Public Accounting Firm
Consistent with SEC requirements regarding auditor independence and the Audit Committee’s charter, the Audit Committee has responsibility for engaging, setting compensation for, and reviewing the performance of KPMG LLP. In exercising this responsibility, the Audit Committee has established procedures relating to the approval of all audit and non-audit services that are to be performed by KPMG LLP and pre-approves all audit and permitted non-audit services provided by KPMG LLP prior to each engagement.

PART IV

Item 15. Exhibits
EXHIBITS INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
104
Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document (including in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Clearwater Analytics Holdings, Inc.

Date: April 1, 2026	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Sandeep Sahai	Chief Executive Officer (Principal Executive Officer) and Director	April 1, 2026
Sandeep Sahai

/s/ Jim Cox	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2026
Jim Cox

/s/ Eric Lee	Director and Chairman of the Board of Directors	April 1, 2026
Eric Lee

/s/ Jacques Aigrain	Director	April 1, 2026
Jacques Aigrain

/s/ Cary Davis	Director	April 1, 2026
Cary Davis

/s/ Lisa Jones	Director	April 1, 2026
Lisa Jones

/s/ Christopher Hooper	Director	April 1, 2026
Christopher Hooper

/s/ D. Scott Mackesy	Director	April 1, 2026
D. Scott Mackesy

/s/ Andrew Young	Director	April 1, 2026
Andrew Young

/s/ Mukesh Aghi	Director	April 1, 2026
Mukesh Aghi

/s/ Bas NieuweWeme	Director	April 1, 2026
Bas NieuweWeme