Form 10-Q
period 2026-03-31
Clearwater Analytics Holdings, Inc.
filed 2026-05-07
CIK 1866368

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2026, the number of outstanding shares of the registrant’s common stock was:
297,375,155 shares of Class A common stock.
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
•“Annual Report” refers to our Annual Report on Form 10-K, for the fiscal year ended December 31, 2025 (File No. 001-40838), as filed with the SEC on February 18, 2026, as amended by amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 1, 2026.
•“Beacon” refers to Beacon Platform Inc.
•“CECL” refers to the current expected credit losses model per ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
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
•“OEMS” refers to Order and Execution Management Systems.
•“Permitted Transferee” refers to, subject to the provisions of the LLC Agreement, (a) with respect to any Prior Principal Equity Owner, any of such Prior Principal Equity Owner’s affiliates and (b) with respect to any Other Continuing Equity Owner, any such Other Continuing Equity Owner’s affiliates or, in the case of individuals, members of their immediate family.
•“Permira” refers to Permira Advisers LLC.

•“Prior Principal Equity Owners” refers to Welsh Carson, Warburg Pincus, Permira and their respective affiliates and Permitted Transferees.
•“PMS” refers to Portfolio Management System.
•“QTD” for any given year means the three months ended Match 31 of that year.
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
You should read this Quarterly Report on Form 10-Q in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2025 included in our Annual Report.
v

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
Clearwater Analytics Holdings, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share amounts and per share amounts, unaudited)

	March 31	December 31
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$81,507	$91,245
Accounts receivable, net	169,630	167,348
Prepaid expenses and other current assets	43,107	36,977
Total current assets	294,244	295,570
Property, equipment and software, net	30,454	26,607
Operating lease right-of-use assets, net	51,639	34,300
Deferred contract costs, non-current	11,044	13,017
Debt issuance costs - line of credit	3,268	3,467
Deferred tax assets, net	702,300	695,998
Intangible assets, net	660,650	687,578
Goodwill	1,268,440	1,270,056
Other non-current assets	4,816	5,336
Total assets	$3,026,855	$3,031,929
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,630	$4,096
Accrued expenses and other current liabilities	78,605	112,249
Deferred revenue	28,027	21,860
Notes payable, current portion	8,000	8,000
Operating lease liability, current portion	14,210	15,138
Total current liabilities	130,472	161,343
Notes payable, less current maturities and unamortized debt issuance costs	798,399	814,643
Operating lease liability, less current portion	40,228	22,555
Other long-term liabilities	3,194	2,296
Total liabilities	972,293	1,000,837
Stockholders' Equity
Class A common stock, par value $0.001 per share; 1,500,000,000 shares authorized, 297,249,547 shares issued and outstanding as of March 31, 2026, 291,426,648 shares issued and outstanding as of December 31, 2025	297	291
Class B common stock, par value $0.001 per share; 500,000,000 shares authorized, 1,113,136 share issued and outstanding as of March 31, 2026, 2,017,754 shares issued and outstanding as of December 31, 2025	1	2
Class C common stock, par value $0.001 per share; 500,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Class D common stock, par value $0.001 per share; 500,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Additional paid-in-capital	1,784,861	1,754,387
Accumulated other comprehensive income	2,777	7,089
Retained earnings	261,564	259,963
Total stockholders' equity attributable to Clearwater Analytics Holdings, Inc.	2,049,500	2,021,732
Non-controlling interests	5,062	9,360
Total stockholders' equity	2,054,562	2,031,092
Total liabilities and stockholders' equity	$3,026,855	$3,031,929
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except share amounts and per share amounts, unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$221,228	$126,864
Cost of revenue(1)	75,681	33,924
Gross profit	145,547	92,940
Operating expenses:
Research and development(1)	57,050	37,400
Sales and marketing(1)	46,241	19,631
General and administrative(1)	33,266	28,827
Total operating expenses	136,557	85,858
Income from operations	8,990	7,082
Interest expense	12,646	919
Other income, net	(51)	(2,323)
Income (loss) before income taxes	(3,605)	8,486
Provision for (benefit from) income taxes	(809)	1,550
Net income (loss)	(2,796)	6,936
Less: Net income (loss) attributable to non-controlling interests	(20)	426
Net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(2,776)	$6,510

Net income (loss) per share attributable to Class A and Class D common stockholders stock:
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03

Weighted average shares of Class A and Class D common stock outstanding:
Basic	294,989,154	237,324,564
Diluted	294,989,154	246,212,517

(1)Amounts include equity-based compensation as follows:

Cost of revenue	$4,323	$3,464
Operating expenses:
Research and development	7,065	8,698
Sales and marketing	8,793	4,009
General and administrative	8,394	7,541
Total equity-based compensation expense	$28,575	$23,712
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$(2,796)	$6,936
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustment	(4,331)	3,402
Unrealized loss on available-for-sale investments	—	(148)
Comprehensive income (loss)	$(7,127)	$10,190
Less: Comprehensive income (loss) attributable to non-controlling interests	(39)	589
Comprehensive income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(7,088)	$9,601
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Changes in Equity
(In thousands, except share amounts, unaudited)

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2025	291,426,648	$291	2,017,754	$2	—	$—	—	$—	$1,754,387	$7,089	$259,963	$9,360	$2,031,092
Exercise of options to purchase common stock	339,891	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units released	4,766,510	5	—	—	—	—	—	—	—	—	—	—	5
Shares withheld for net share settlement and other	(188,120)	—	—	—	—	—	—	—	(2,239)	—	—	(9)	(2,248)
Equity-based compensation	—	—	—	—	—	—	—	—	28,613	—	—	124	28,737
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(4,312)	—	(19)	(4,331)
Net loss	—	—	—	—	—	—	—	—	—	—	(2,776)	(20)	(2,796)
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	3	3
Effect of LLC unit / share exchanges	904,618	1	(904,618)	(1)	—	—	—	—	4,100	—	4,377	(4,377)	4,100
Balance at March 31, 2026	297,249,547	$297	1,113,136	$1	—	$—	—	$—	$1,784,861	$2,777	$261,564	$5,062	$2,054,562

	Class A Shares	Class A Amount	Class B Shares	Class B Amount	Class C Shares	Class C Amount	Class D Shares	Class D Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non- controlling Interest	Total stockholders' equity
Balance at December 31, 2024	212,857,580	$213	—	$—	12,542,110	$13	22,243,668	$22	$725,174	$(1,113)	$283,946	$21,976	$1,030,231
Exercise of options to purchase common stock	688,230	—	—	—	—	—	—	—	—	—	—	—	—
Restricted stock units released	3,999,389	4	—	—	—	—	—	—	—	—	—	—	4
Shares withheld for net share settlement and other	(1,032,812)	(1)	—	—	—	—	—	—	(23,177)	—	—	(1,224)	(24,402)
Equity-based compensation	—	—	—	—	—	—	—	—	22,663	—	—	1,194	23,857
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	3,231	—	171	3,402
Unrealized loss on available-for-sale investments	—	—	—	—	—	—	—	—	—	(140)	—	(8)	(148)
Net income	—	—	—	—	—	—	—	—	—	—	6,510	426	6,936
Accrued tax distributions payable to Continuing Equity Owners	—	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Effect of LLC unit / share exchanges	6,088,609	6	—	—	0	—	(6,088,609)	(6)	—	—	(4,248)	4,248	—
Balance at March 31, 2025	226,434,329	$226	—	$—	12,542,110	$13	16,155,059	$16	$827,389	$1,978	$286,208	$26,777	$1,142,607
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands, unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$(2,796)	$6,936
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	29,557	3,146
Noncash operating lease cost	4,123	2,375
Equity-based compensation	28,575	23,712
Amortization of deferred contract acquisition costs	3,121	1,350
Amortization of debt issuance costs, included in interest expense	954	69
Provision for bad debt	216	—
Deferred tax (benefit) expense	(2,000)	1,250
Accretion of discount on investments	—	(284)
Realized gain on investments	—	(112)
Gain on disposal of fixed assets	(80)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(2,498)	(5,296)
Prepaid expenses and other assets	(4,078)	(2,576)
Deferred contract acquisition costs	(3,006)	7
Accounts payable	(2,458)	(918)
Accrued expenses and other liabilities	(32,824)	(5,124)
Tax receivable agreement liability	—	(35)
Other long-term liabilities	869	—
Net cash provided by operating activities	17,675	24,500
INVESTING ACTIVITIES
Purchases of property, equipment and software	(6,440)	(1,468)
Purchase of held to maturity investments	—	(4,686)
Proceeds from sale of available-for-sale investments	—	89,479
Proceeds from maturities of investments	—	16,200
Net cash (used in) provided by investing activities	(6,440)	99,525
FINANCING ACTIVITIES
Taxes paid related to net share settlement of equity awards	(2,248)	(24,402)
Repayments of borrowings	(17,000)	(688)
Payment of debt issuance costs	—	(2,159)
Net cash used in financing activities	(19,248)	(27,249)
Effect of exchange rate changes on cash and cash equivalents	(1,725)	1,033
Change in cash and cash equivalents during the period	(9,738)	97,809
Cash and cash equivalents, beginning of period	91,245	177,350
Cash and cash equivalents, end of period	$81,507	$275,159
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$21,708	$1,282
Cash paid for income taxes	$1,154	$583
NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchase of property, equipment and software included in accounts payable and accrued expense	$202	$64
Tax distributions payable to Continuing Equity Owners included in accrued expenses	$—	$29
Acquisition of intangible assets paid in common stock	$—	$102,729
Acquisition holdback liability included in accrued expenses and other liabilities	$—	$10,000
The accompanying notes are an integral part of these condensed consolidated financial statements.

Clearwater Analytics Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1. Organization and Description of Business
Clearwater Analytics Holdings, Inc. (the “Company” or “CWAN”) was incorporated as a Delaware corporation on May 18, 2021, as a holding company for the purpose of facilitating the IPO, completed on September 28, 2021, and other related transactions in order to carry on the business of the Company. Prior to the IPO, all business operations were conducted through Carbon Analytics Holdings, LLC, which changed its name to CWAN Holdings, LLC (“CWAN Holdings”) in connection with the IPO. CWAN provides a SaaS solution for automated investment data aggregation, reconciliation, accounting and reporting services to insurers, investment managers, corporations, institutional investors and government entities. Following the IPO, CWAN’s principal asset consists of ownership of common units in CWAN Holdings. As the sole managing member of CWAN Holdings, CWAN operates and controls all the business operations of the Company. Our corporate structure following the IPO, as described above, is commonly referred to as an “Up-C” structure. The Company does not have material assets, liabilities, revenues or expenses other than its investment in (and the deferred taxes, if any, associated with) CWAN Holdings, which fully owns CWAN Acquisition LLC and is guarantor of the Company.
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
As of March 31, 2026, the Company owns 99.6% of the interests in CWAN Holdings. Continuing Equity Owners which hold Class B common stock own the remaining 0.4% of the interests in CWAN Holdings.
Proposed Merger
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

On May 6, 2026, the Company’s shareholders voted to adopt the Merger Agreement, approving the Company’s acquisition by the Investor Group. The Company has now obtained all required regulatory approvals for the Merger, except for the Australia Foreign Investment Review Board (“FIRB”) approval. An FIRB application was submitted in the second quarter of 2026. Subject to the approval by the Australian Treasurer pursuant to the FIRB approval process and the satisfaction or waiver of other customary closing conditions, the Merger is expected to close in the second quarter of 2026.
If the Merger is completed, the Company’s common stock will be delisted from the NYSE and deregistered under the Securities Exchange Act.
The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement attached as Exhibit 2.1 to our Current Report on Form 8-K filed on December 22, 2025.
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
Significant Accounting Policies
The Company's significant accounting policies are discussed in Note 2 – Basis of Presentation and Summary of Significant Accounting Policies in the Annual Report. There have been no significant changes to these policies that have had a material impact on the Company's unaudited condensed consolidated financial statements and related notes during the three months ended March 31, 2026.
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

The following table includes estimated revenue expected to be recognized in the future related to our SaaS solution and maintenance and support performance obligations that are partially satisfied (in thousands):

	Remainder of 2026	2027	2028	2029	2030 and Thereafter
Revenue expected to be recognized in the future as of March 31, 2026	$44,729	$26,800	$5,269	$141	$—
Of the total revenue recognized for the three months ended March 31, 2026, $3.2 million was included in the deferred revenue balance as of December 31, 2025. Revenues recognized from performance obligations satisfied (or partially satisfied) in previous periods were not material. Contract asset balances classified as current are $0.6 million and $2.1 million as of March 31, 2026 and December 31, 2025, respectively. Contract asset balances classified as non-current are $0.1 million and $0.2 million as of March 31, 2026 and December 31, 2025, respectively.
Revenue by geography as presented in Note 13 “Segment and Geographic Information” is determined based on the billing address of the customer.
Note 4. Fair Value Measurements
The following tables set forth the Company’s financial assets measured at fair value as of March 31, 2026 and December 31, 2025 in accordance with the fair value hierarchy (in thousands):

	March 31, 2026
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$47,553	$—	$—	$47,553	$47,553	$—	$—
Level 1 (1):
Money market funds	33,954	—	—	33,954	33,954	—	—
Total	$81,507	$—	$—	$81,507	$81,507	$—	$—

	December 31, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-Term Investments	Long-Term Investments
Cash	$40,593	$—	$—	$40,593	$40,593	$—	$—
Level 1 (1):
Money market funds	50,652	—	—	50,652	50,652	—	—
Total	$91,245	$—	$—	$91,245	$91,245	$—	$—
(1) Level 1 fair value estimates are based on quoted prices in active markets for identical assets or liabilities.
During the three months ended March 31, 2026 and year ended December 31, 2025, there were no transfers of assets or liabilities between any levels of the fair value hierarchy.

Note 5. Business Combinations
Acquisition of Enfusion Inc.
On April 21, 2025 (“Enfusion Acquisition Date”), the Company completed its acquisition of all outstanding stock of Enfusion, Inc (“Enfusion”), a leader in SaaS solutions for the investment management and hedge fund industry. The following table illustrates the computation of the fair value of consideration transferred (in thousands):

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

Fair Value
Accounts receivable	$35,445
Prepaid expenses and other current assets	1,753
Property, equipment and software	9,035
Operating lease right-of-use assets	16,211
Deferred tax assets, net	42,256
Other non-current assets	1,625
Intangible assets	450,000
Goodwill	854,902
Accounts payable	(1,059)
Accrued expenses and other current liabilities	(11,694)
Operating lease liability, current portion	(5,570)
Operating lease liability, less current portion	(12,607)
Other long-term liabilities	(1,245)
Total Merger Consideration for acquisition of business, net of cash acquired	$1,379,052

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
Acquisition-related costs incurred were $3.4 million during the three months ended March 31, 2025. These costs mainly consisted of professional fees and administrative costs and were expensed as incurred within "General and administrative" in our condensed consolidated statements of operations. There were no acquisition-related costs incurred during the three months ended March 31, 2026. The results of Enfusion’s operations have been included in our condensed consolidated financial statements since the Enfusion Acquisition Date.
Acquisition of Beacon Platform Inc.
On April 30, 2025 (“Beacon Acquisition Date”), the Company completed its acquisition of all outstanding stock of Beacon Platform Inc. (“Beacon”), a next-generation leader for cross-asset class modeling and risk analytics for derivatives, private credit and debt, structured products and other alternative assets.
The following table illustrates the computation of the fair value of consideration transferred.

Fair Value
Cash (1)	$351,652
Fair value of Class A common stock issued (2)	178,707
Fair value of converted Beacon equity awards attributable to pre-combination service (3)	1,911
Total Merger Consideration	532,270
Less: cash acquired	44,208
Total Merger Consideration, net of cash acquired	$488,062
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

Fair Value
Accounts receivable	$16,769
Prepaid expenses and other current assets	1,427
Property, equipment and software	201
Operating lease right-of-use assets	2,597
Goodwill	339,573
Intangible assets	166,900
Other assets	431
Accounts payable	(1,272)
Accrued expenses and other current liabilities	(8,271)
Deferred revenue	(12,347)
Operating lease liability, current portion	(482)
Operating lease liability, less current portion	(2,251)
Deferred tax liabilities, net	(14,259)
Other long-term liabilities	(954)
Total Merger Consideration for acquisition of business, net of cash acquired	$488,062
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
Acquisition-related costs incurred were $2.4 million during the three months ended March 31, 2025. These costs mainly consisted of professional fees and administrative costs and were expensed as incurred within "General and administrative" in our condensed consolidated statements of operations. There were no acquisition-related costs incurred during the three months ended March 31, 2026. The results of Beacon’s operations have been included in our condensed consolidated financial statements since the Beacon Acquisition Date.
These acquisitions accelerate CWAN’s vision of creating a unified, real-time portfolio view across all asset types in a single, cloud-native front-to-back platform solution for the investment management industry.

Note 6. Goodwill and Intangible Assets
Goodwill
The following table presents details of our goodwill during the three months ended March 31, 2026 (in thousands):

Amount
Balance as of December 31, 2025	$1,270,056
Measurement period adjustments	834
Foreign currency translation adjustment	(2,450)
Balance as of March 31, 2026	$1,268,440
During the three months ended March 31, 2026, we recognized measurement period adjustments related to the Enfusion and Beacon Acquisitions.
Purchased Intangible Assets
The following table presents details of our purchased intangible assets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$581,491	$(87,399)	$494,092	6.1
Commercial agreement	98,078	(14,011)	84,067	6.0
Client relationships	79,552	(8,281)	71,271	9.0
Trade name / Trademarks	14,094	(3,078)	11,016	3.7
Domain name	245	(41)	204	4.2
Total intangible assets	$773,460	$(112,810)	$660,650

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Useful Life (In Years)
Intangible assets with finite lives:
Developed technology	$582,125	$(67,363)	$514,762	6.4
Commercial agreement	98,078	(10,508)	87,570	6.3
Client relationships	79,663	(6,349)	73,314	9.3
Trade name / Trademarks	14,102	(2,387)	11,715	3.9
Domain name	245	(28)	217	4.4
Total intangible assets	$774,213	$(86,635)	$687,578
We recognized amortization expense of $26.5 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively.

Note 7. Supplemental Consolidated Balance Sheet Information
Accounts Receivable, net
Accounts receivable, net consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Billed accounts receivable	$110,056	$113,249
Unbilled accounts receivable	61,472	55,782
Allowance for doubtful accounts and reserves	(1,898)	(1,683)
Accounts receivable, net	$169,630	$167,348
The majority of invoices included within the unbilled accounts receivable balance are issued within the first few days of the month directly following the period of service.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Prepaid expenses	$23,542	$22,322
Deferred contract costs, current portion	6,450	4,593
Contract assets	638	2,089
Income tax receivable	1,692	1,447
Other receivable	1,827	1,050
Other current assets	8,958	5,476
Prepaid expense and other current assets	$43,107	$36,977
Property, Equipment and Software, net
Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 was $3.0 million and $1.6 million, respectively. Accumulated depreciation and amortization as of March 31, 2026 and December 31, 2025 was $27.1 million and $28.1 million, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued interest	$1,200	$11,267
Accrued bonus	7,718	32,235
Accrued vendor liabilities	11,410	12,206
Accrued benefits and retirement	27,332	17,273
Accrued professional and legal fees	9,719	17,604
Accrued commissions	3,906	6,997
Income tax payable	1,512	1,562
Other current liabilities	15,808	13,105
Accrued expenses and other liabilities	$78,605	$112,249

Other Long-term Liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Asset retirement obligation	$261	$265
Accrued benefits	1,742	810
Deferred tax liabilities	726	756
Indirect tax reserve	465	465
Other long-term liabilities	$3,194	$2,296
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
On April 21, 2025, we received cash proceeds of $800 million and $150 million from the initial term loans and revolving commitments, respectively, and repaid $17 million of revolving commitments in the three months ended March 31, 2026. Cash proceeds and repayments related to the credit agreement were classified as financing activities in our condensed consolidated statements of cash flows.
We may repay some or all of the outstanding balance on the revolving commitments at any time and from time to time prior to their maturity. As of March 31, 2026, the outstanding balance on the revolving commitments is $29 million, leaving $171 million in available borrowing capacity.
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

Future maturities of borrowings as of March 31, 2026 are as follows (in thousands):

March 31,
2026
2026 (remaining nine months)	$6,000
2027 (first three months)	2,000
Notes payable, current portion	8,000

2027 (last nine months)	6,000
2028	8,000
2029	8,000
2030	37,000
2031	8,000
Thereafter	750,000
Notes payable, non-current portion	817,000
Unamortized debt issuance costs	(18,601)
Notes payable, less current maturities and unamortized debt issuance costs	$798,399
Net carrying amount	$806,399
Total estimated fair value of the principal amount of our outstanding borrowings was $824.0 million as of March 31, 2026. The fair value is determined based on the quoted prices at the end of the reporting period and categorized as Level 2 in the fair value hierarchy.
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
Operating lease cost was $4.1 million and $2.4 million for the three months ended March 31, 2026 and 2025, respectively, and is allocated between cost of revenue and each operating expense line item based on location and headcount. Variable lease cost and short-term lease costs were immaterial during the three months ended March 31, 2026 and 2025. Future minimum lease payments at March 31, 2026 under the Company’s non-cancelable leases were as follows (in thousands):

March 31,
2026
2026 (remaining nine months)	$12,592
2027	14,288
2028	9,039
2029	7,931
2030	5,122
Thereafter	17,587
Total future minimum lease payments	66,559
Less: Imputed interest	(12,121)
Present value of future minimum lease payments	54,438
Less: Current portion of operating lease liability	(14,210)
Operating lease liabilities - noncurrent	$40,228
The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced. As of March 31, 2026 and December 31, 2025, the Company had $34.7 million of undiscounted future minimum lease payments under operating leases that have been signed but have not yet commenced.
The following table presents supplemental information for the Company's non-cancelable operating leases for the three months ended March 31, 2026 and 2025 (in thousands, except for weighted average and percentage data):

	Three Months Ended March 31,
	2026	2025
Weighted average remaining lease term	6.18	3.38
Weighted average discount rate	6.62%	6.25%
Cash paid for amounts included in the measurement of lease liabilities	$4,667	$2,413
Leased assets obtained in exchange for new lease liabilities	$21,066	$—
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

	March 31, 2026		December 31, 2025
	Shares	Ownership %	Shares	Ownership %
Clearwater Analytics Holdings, Inc. interest in CWAN Holdings	297,249,547	99.6%	291,426,648	99.3%
Continuing Equity Owners' interest in CWAN Holdings	1,113,136	0.4%	2,017,754	0.7%
	298,362,683	100.0%	293,444,402	100.0%

Note 11. Earnings (Loss) Per Share
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted net earnings (loss) per share of Class A and Class D common stock for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss)	$(2,796)	$6,936
Less: Net income (loss) attributable to non-controlling interests	(20)	426
Net income (loss) attributable to Clearwater Analytics Holdings, Inc. - basic and diluted	$(2,776)	$6,510
The following tables set forth the computation of basic and diluted net earnings per share of Class A and Class D common stock (in thousands, except share amounts and per share amounts):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
	Class A	Class D	Class A	Class D
Basic net income (loss) attributable to Class A and Class D common stockholders
Numerator:
Allocation of net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(2,776)	$—	$5,926	$584
Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	294,989,154	—	216,028,013	21,296,551
Basic net income (loss) per share attributable to Class A and Class D common stockholders	$(0.01)	$—	$0.03	$0.03

	Three Months Ended March 31, 2025
	Class A	Class D
Diluted net earnings attributable to Class A and Class D common stockholders
Numerator:
Undistributed earnings for basic computation	$5,926	$584
Reallocation of earnings as a result of potentially dilutive equivalents	35	(20)
Reallocation of earnings as a result of conversion of Class D common stock to Class A common stock	564	—
Allocation of undistributed earnings	$6,525	$564

Denominator:
Weighted average number of shares of Class A and Class D common stock outstanding - basic	216,028,013	21,296,551
Add: weighted-average effect of dilutive securities exchangeable for Class A common stock:
Stock options of Clearwater Analytics Holdings, Inc.	6,082,787	—
RSUs of Clearwater Analytics Holdings, Inc.	2,805,166	—
ESPP of Clearwater Analytics Holdings, Inc.	—	—
Conversion of Class D common stock to Class A common stock outstanding	21,296,551	—
Weighted average number of shares of Class A and Class D common stock outstanding - diluted	246,212,517	21,296,551
Diluted net earnings per share attributable to Class A and Class D common stockholders	$0.03	$0.03
The computation of diluted net earnings per share for the three months ended March 31, 2026 is not separately presented as the Company was in a net loss position in such period.
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
The following weighted-average potentially dilutive securities were evaluated under the treasury stock method for potentially dilutive effects and have been excluded from diluted net earnings per share due to their anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Conversion of Class B and Class C common stock	1,265,826	12,542,110
Stock options of Clearwater Analytics Holdings, Inc.	4,416,738	1,042
RSUs of Clearwater Analytics Holdings, Inc.	3,492,973	36,259
ESPP of Clearwater Analytics Holdings, Inc.	27,931	—
Total	9,203,468	12,579,411
Note 12. Stockholders’ Equity
In September 2021, the Board of Directors of the Company (the “Board”) adopted the Clearwater Analytics Holdings, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”), pursuant to which employees, consultants and directors of our Company and our affiliates performing services for us, including our executive officers, are eligible to receive awards. The 2021 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), bonus stock, dividend equivalents, other stock-based awards, substitute awards, annual incentive awards and performance awards intended to align the interests of participants with those of our shareholders. A total of 83,872,498 shares of common stock are authorized for issuance under the 2021 Plan. In connection with the approval of the 2021 Plan, the 2017 Equity Incentive Plan (the “2017 Plan”) was terminated and all outstanding stock options and RSUs were transferred to the 2021 Plan.
On April 21, 2025, in connection with the acquisition of Enfusion Acquisition, each outstanding restricted stock unit granted under the Enfusion 2021 Stock Option and Incentive Plan (the “Enfusion Plan”) was assumed by the Company and converted into the right to receive shares of Class A common stock. A total of 1.9 million RSUs were so converted.
Options
The following table summarizes the stock option activity for the three months ended March 31, 2026 (in thousands, except per share data):

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Balance - December 31, 2025	7,547,230	$9.11	4.33	$113,270
Exercised	(339,891)	5.77		6,091
Forfeited	—	—		$—
Balance - March 31, 2026	7,207,339	$9.27	4.13	$103,652
Options vested - March 31, 2026	7,207,339	$9.27		$103,652
The aggregate intrinsic value as of March 31, 2026 disclosed in the above table is based on the difference between the exercise price of the stock option and the estimated fair value of the Company’s Class A common stock as of March 31, 2026. As of March 31, 2026, there was no unrecognized compensation expense related to unvested options.
RSUs
The summary of RSU activity for the three months ended March 31, 2026 is as follows (in thousands, except per share data):

	Units Activity	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Unvested units as of December 31, 2025	11,900,890	$21.03	$287,049
Granted	4,230,391	23.72	$100,233
Released	(4,766,510)	20.16	$112,554
Cancelled	(369,683)	22.48	$8,741
Unvested units as of March 31, 2026	10,995,088	$22.34	$260,034
The aggregate intrinsic value disclosed in the above table is based on the closing stock price on the NYSE on March 31, 2026. As of March 31, 2026, there was $212.2 million of unrecognized equity-based compensation expense related to RSUs, which is expected to be recognized over a weighted average period of 2.3 years.
In general, RSUs are either subject to time-based vesting conditions, or both time-based vesting conditions and performance-based vesting, in each case based on continuous employment of the employee.
Time-based vesting – units awarded are eligible to vest in substantially equal quarterly installments on each anniversary from the grant date over a two or four year period.
Performance-based vesting – units awarded are eligible to vest in equal three annual installments upon the achievement of annual targets tied to annual revenue growth. All terms of performance conditions are established on grant date.
Employee Stock Purchase Plan
In September 2021, the Board adopted the Clearwater Analytics Holdings, Inc. 2021 Employee Stock Purchase Plan (“ESPP”). As of March 31, 2026, a total of 11,172,729 shares of Class A common stock were available for issuance under the ESPP. The offering periods are scheduled to start on June 1 and December 1 of each year. Eligible employees may purchase the Company's Class A common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee's payroll deductions under the ESPP are limited to 10% of the employee's compensation and an employee may not purchase more than $25,000 of stock during any calendar year in which the employee’s option to purchase stock under the ESPP is outstanding at any time.
As of March 31, 2026, total unrecognized equity-based compensation costs related to ESPP were $0.5 million, which is expected to be recognized over the remaining current offering period ending May 31, 2026.
ESPP payroll contributions accrued at March 31, 2026 and December 31, 2025 totaled $3.4 million and $0.8 million, respectively, and are included within accrued expenses in the consolidated balance sheets. Employee payroll contributions used to purchase shares under the ESPP will be reclassified to stockholders' equity at the end of the offering period.
Share Repurchase Program
In August 2025, the Board of Directors authorized a program to repurchase up to $100.0 million of the Company’s Class A common stock (the “Share Repurchase Program”). The Share Repurchase Program does not have a fixed expiration date and does not obligate the Company to acquire any specific number of shares. The timing, quantity and price of any share repurchase may vary. Shares may be repurchased through open market purchases or privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act.
The Share Repurchase Program was suspended as of November 7, 2025 in contemplation of the Merger and it remains suspended as of March 31, 2026. The Company therefore did not repurchase any shares during the three months ended March 31, 2026.
Note 13. Segment and Geographic Information
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), or decision group, in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer (our “CEO”). Our CEO reviews financial information presented on a consolidated basis and makes decisions and allocates resources based on the Company as a whole. The Company has one business activity as a provider of a solution for investment portfolio management, OEMS, investment accounting, reconciliation, regulatory reporting, performance, compliance, and risk analytics. Accordingly, the Company operates as one operating segment, and all required segment financial information is found in the condensed consolidated financial statements.
The CODM uses net income (loss) to allocate operating and capital resources and assesses the Company’s performance by comparing actual results and previously forecasted financial information. The measure of segment assets is reported on the balance sheet as total consolidated assets. The following table presents information on revenue, significant expenses, and net income (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$221,228	$126,864
Less:
Employee compensation expense	99,366	55,824
Technology expense	15,089	9,647
Facilities expense	7,266	3,796
Outside services and contractors expense	6,694	4,023
Data costs	8,548	3,784
Provision for (benefit from) income taxes	(809)	1,550
Equity-based compensation expense and related payroll taxes	32,827	27,562
Depreciation and amortization expense	29,557	3,146
Interest expense	12,646	919
Other segment items(1)	12,840	9,677
Consolidated net income (loss)	$(2,796)	$6,936
(1) Other segment items included in consolidated net income (loss) includes legal, travel, marketing, training, recruiting and other overhead expenses.
The following table presents the Company’s revenue disaggregated by geography, based on billing address of the customer (in thousands):

	Three Months Ended March 31,
	2026	2025
United States	$162,363	$102,937
Rest of World	58,865	23,927
Total revenue	$221,228	$126,864
The following table presents the Company’s long-lived assets including property, equipment and software, net, and operating lease right-of-use assets, net, disaggregated by geography (in thousands):

	March 31,	December 31,
	2026	2025
United States	$57,067	$34,462
Rest of World	25,026	26,445
Total long-lived assets, net	$82,093	$60,907
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
The following table provides details of the provision for (benefit from) income taxes:

	Three Months Ended March 31,
	2026	2025
Income (loss) before income taxes	$(3,605)	$8,486
Provision for (benefit from) income taxes	(809)	1,550
Effective tax rate	22.4%	18.3%
For the three months ended March 31, 2026 and 2025, the Company’s effective tax rate was different than the statutory rate primarily because of foreign taxes and non-deductible equity-based compensation, offset by tax credits, windfalls from equity-based compensation deductions, as well as the portion of pretax earnings that are attributable to the non-controlling interest and not taxable to the Company.

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
Overview
CWAN brings transparency to the opaque world of investment management with what we believe is the industry’s most comprehensive single instance, multi-tenant technology platform. Our cloud-native AI-powered software allows clients to radically simplify their investment management operations, enabling them to focus on higher-value business functions such as asset allocation strategy and investment selection. Our front-to-back platform provides a single source of truth for global investments, made available daily or on-demand, instead of weekly or monthly. We give our clients confidence that they are making the most informed decisions about investment performance, regulatory compliance and risk.
Our offerings integrate portfolio management, OEMS, investment accounting, reconciliation, regulatory reporting, performance, compliance, and risk analytics. Serving leading insurers, asset managers, hedge funds, banks, corporations, and government entities, CWAN’s powerful platform aggregates and normalizes data on over $10 trillion of global invested assets for over 2,500 clients as of December 31, 2025. We bring modern software to an industry that has long been dominated by difficult-to-use, high cost legacy technologies and processes, which often lack data integrity and traceability, and often require significant manual intervention. The strength of our platform is demonstrated by our industry leading NPS scores and gross revenue retention rate of at least 98% in 27 of the last 29 quarters.
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

Recent Developments
Proposed Merger
On December 20, 2025, we entered into a definitive Merger Agreement pursuant to and subject to the terms and conditions of which we will be acquired by the Investor Group. For further details on this proposed transaction, see Note 1 “Organization and Description of Business” to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on the Form 10-Q.
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
•Expanding and Retaining Relationships with Existing Clients: Our future growth is dependent upon retaining our existing clients and expanding our relationships with these clients through increases in the amount of their assets on our platform. We have enjoyed consistent gross revenue retention rates of at least 98% in 27 of the past 29 quarters. The consistency in revenue retention creates predictability in our business and enables us to better plan our future investments. Our relationships with our clients expands as these clients add more assets to our platform, with our quarterly net revenue retention rates (as defined below under “—Key Operating Measures”) between 114% and 109% in 2025. Clients may add assets as a result of acquiring new clients themselves or by acquiring new businesses or simply through organic growth, which produces additional assets that they manage using our platform. We believe that our client service model and technology platform are strong contributing factors in our attractive retention rates. As such, we expect to continue to invest in both our operations and research and development functions to maintain and increase our high levels of client satisfaction, which we believe will lead to strong client retention and expansion.
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
•Fluctuations in the Market Value of Assets on the Platform: Although we generally have a base fee and Base+ model, we also bill our clients monthly in arrears based on a basis point rate applied to our clients’ assets on our platform, which can be influenced by general economic conditions. While 74% of the assets on our platform were high-grade fixed income securities and structured products as of December 31, 2025 and traditionally subject to lower levels of volatility, the value of our clients’ assets on our platform varies on a daily basis due to changes in securities prices, cash flow needs, incremental buying and selling of assets and other strategic priorities of our clients. For these reasons, our revenue is subject to fluctuations based on economic conditions, including market conditions and the changing interest rate environment.
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
Cost of Revenue
Cost of revenue consists of expenses related to delivery of revenue-generating services, including expenses associated with client services, onboarding, reconciliation and agreements related to the purchase of data used in the provision of our services. Salary and benefits for certain personnel associated with supporting these functions, in addition to allocated overhead, amortization of developed technology intangible assets, and depreciation for facilities, are also included in cost of revenue.
Operating Expenses
Research and development expense consists primarily of salary and benefits for our development staff as well as contractors’ fees and other costs associated with the enhancement of our offering, ensuring operational stability and performance and development of new offerings.
Sales and marketing expense consists of the costs of personnel involved in the sales and marketing process, sales commissions, advertising and promotional materials, sales facilities expenses, the cost of trade shows and seminars, and amortization of client relationships intangible assets.
General and administrative expense consists primarily of personnel costs for IT, finance, administration, human resources and general management, amortization of trade name intangible assets, as well as expenses from legal, corporate technology and accounting service providers.
Interest Expense
Interest expense reflects interest accrued on our outstanding borrowings during the course of the applicable period. The accrual of interest varies depending on the timing and amount of borrowings and repayments during the period as well as fluctuations in interest rates.

Other Income, Net
Other income, net consists of gains and losses of foreign currency and investments, and interest income. Interest income relates to interest received on our cash and cash equivalents based on interest rates in the course of the applicable period, and interest received from other investments.
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
Key Operating Measures
We consider certain operating measures, such as annualized recurring revenue, gross retention rates and net retention rates, in measuring the performance of our business. The following table summarizes these operating measures as of the dates presented:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2026
Annualized recurring revenue (in thousands)	$871,814
Gross revenue retention rate	97%
Net revenue retention rate	108%
2025
Annualized recurring revenue (in thousands)	$493,852	$783,450	$807,479	$840,962
Gross revenue retention rate	98%	98%	98%	98%
Net revenue retention rate	114%	110%	108%	109%
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
Annualized recurring revenue increased 76.5% from March 31, 2025 to March 31, 2026 on account of growth in our client base, both organically through new clients brought onto our core CWAN platform, as well as inorganically through customers gained from acquired entities, as well as changes to our existing clients’ assets on our core CWAN platform and increasing revenue which is not related to assets on our platform.
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
Gross revenue retention rates have remained consistently at least 98% in 27 of the past 29 quarters. We believe the extremely consistent and high gross revenue retention rate is a testament to the value proposition that our leading solution offers. From the second quarter of 2025, the retention rates included the effects from the acquired entities.

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
As of March 31, 2026, the net revenue retention rate was 108% compared to 114% as of March 31, 2025. Our relationships with our clients expand as these clients add more assets to our platform, with our quarterly net revenue retention rates between 108% and 114% in 2025. From the second quarter of 2025, the retention rates included the effects from the acquired entities. Excluding the effects from the acquired entities, net revenue retention was 111% in the first quarter of 2026.
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
Adjusted EBITDA and Adjusted EBITDA Margin
Adjusted EBITDA and Adjusted EBITDA Margin are supplemental performance measures that our management uses to assess our operating performance. We define Adjusted EBITDA as net income (loss) plus (i) interest expense, (ii) depreciation and amortization, (iii) equity-based compensation expense and related payroll taxes, (iv) transaction expenses, (v) provision for (benefit from) income taxes, and (vi) other income, net. We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue.
The following table reconciles net income (loss) to Adjusted EBITDA and includes amounts expressed as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2026		2025
	(in thousands, except percentages)
Net income (loss)	$(2,796)	(1%)	$6,936	5%
Adjustments:
Interest expense	12,646	5%	919	1%
Depreciation and amortization	29,557	13%	3,146	2%
Equity-based compensation expense and related payroll taxes	32,827	15%	27,562	22%
Transaction expenses(1)	6,051	3%	7,280	6%
Provision for (benefit from) income taxes	(809)	0%	1,550	1%
Other income, net	(51)	0%	(2,323)	(2%)
Adjusted EBITDA	$77,425	35%	$45,070	35%
Revenue	$221,228	100%	$126,864	100%
(1) Transaction expenses primarily consist of professional & legal fees and administrative costs for the Proposed Transaction and closed acquisitions.

Results of Operations
The following tables set forth our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$221,228	$126,864
Cost of revenue(1)	75,681	33,924
Gross profit	145,547	92,940
Operating expenses:
Research and development(1)	57,050	37,400
Sales and marketing(1)	46,241	19,631
General and administrative(1)	33,266	28,827
Total operating expenses	136,557	85,858
Income from operations	8,990	7,082
Interest expense	12,646	919
Other income, net	(51)	(2,323)
Income (loss) before income taxes	(3,605)	8,486
Provision for (benefit from) income taxes	(809)	1,550
Net income (loss)	(2,796)	6,936
Less: Net income (loss) attributable to non-controlling interests	(20)	426
Net income (loss) attributable to Clearwater Analytics Holdings, Inc.	$(2,776)	$6,510

(1)Amounts include equity-based compensation as follows:

Cost of revenue	$4,323	$3,464
Operating expenses:
Research and development	7,065	8,698
Sales and marketing	8,793	4,009
General and administrative	8,394	7,541
Total equity-based compensation expense	$28,575	$23,712

The following table sets forth our condensed consolidated statements of operations data expressed as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Cost of revenue	34%	27%
Gross profit	66%	73%
Operating expenses:
Research and development	26%	29%
Sales and marketing	21%	15%
General and administrative	15%	23%
Total operating expenses	62%	68%
Income from operations	4%	6%
Interest expense	6%	1%
Other income, net	0%	(2%)
Income (loss) before income taxes	(2%)	7%
Provision for (benefit from) income taxes	0%	1%
Net income (loss)	(1%)	5%
Comparison of the three months ended March 31, 2026 and 2025 (unaudited)
Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change

Revenue	$221,228	$126,864	$94,364	74%
Revenue increased $94.4 million for the three months ended March 31, 2026 as compared to the corresponding period in 2025. The increase was due a growth in our customer base, both organically through new clients brought onto our core CWAN platform, as well as inorganically through customers gained from acquired entities, as well as changes to our existing clients’ assets on our core CWAN platform and increasing revenue which is not related to assets on our platform. Average assets on our platform that were billed to new and existing clients increased 16% for the three months ended March 31, 2026, as compared to the corresponding period in 2025. Average basis point rate billed to clients increased by 0.6% for the three months ended March 31, 2026, compared to the corresponding period in 2025.

Cost of Revenue

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change

Equity-based compensation	$4,323	$3,464	$859	25%
All other cost of revenue	71,358	30,460	40,898	134%
Total cost of revenue	$75,681	$33,924	$41,757	123%
Percent of revenue	34%	27%
Cost of revenue changed as follows:

Change From 2025 to 2026 QTD
(in thousands)
Increased depreciation and amortization	$19,231
Increased payroll and related costs	13,572
Increased data costs	4,735
Increased technology costs	1,442
Increased facility costs	1,119
Increased equity-based compensation	859
Other items	799
Total change	$41,757
The increase in cost of revenue for the three months ended March 31, 2026 was primarily due to increased depreciation and amortization of acquired intangible assets from acquisitions, increased payroll and related costs as a result of headcount growth from acquisitions, increases in merit-based compensation, and changes in our employee base leading to higher compensation. In addition, cost of revenue increased due to higher data costs for acquiring vendor data contracts, increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, increased allocation of facilities cost due to the acquisition of additional office spaces, and increased equity-based compensation due to grants of additional awards to employees.
Operating Expenses
Research and Development

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change

Equity-based compensation	$7,065	$8,698	$(1,633)	(19%)
All other research and development	49,985	28,702	21,283	74%
Total research and development	$57,050	$37,400	$19,650	53%
Percent of revenue	26%	29%

Research and development expenses changed as follows:

Change From 2025 to 2026 QTD
(in thousands)
Increased payroll and related costs	$15,923
Increased technology cost	2,432
Increased outside services and contractors costs	1,178
Increased facility costs	1,080
Increased depreciation and amortization	632
Decreased equity-based compensation	(1,633)
Other items	38
Total change	$19,650
The increase in research and development expenses for the three months ended March 31, 2026 was primarily due to increased payroll and related costs as a result of headcount growth from acquisitions, increases in merit-based compensation, changes in our employee base leading to higher compensation, and increased equity-related payroll taxes for vested equity awards. In addition, research and development expenses increased due to increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, increased outside services and contractors costs related to acquisitions, and increased allocation of facilities cost due to the acquisition of additional office spaces. These increases were partially offset by decreased equity-based compensation due to the movement of certain key personnel from the research and development team to the sales and marketing team with a change in responsibilities.
Sales and Marketing

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change

Equity-based compensation	$8,793	$4,009	$4,784	119%
All other sales and marketing	37,448	15,622	21,826	140%
Total sales and marketing	$46,241	$19,631	$26,610	136%
Percent of revenue	21%	15%
Sales and marketing expense changed as follows:

Change From 2025 to 2026 QTD
(in thousands)
Increased payroll and related costs	$12,313
Increased depreciation and amortization	6,143
Increased equity-based compensation	4,784
Increased outside services and contractors	1,357
Increased marketing expense	1,080
Increased facility costs	416
Other items	517
Total change	$26,610
The increase in sales and marketing expense for the three months ended March 31, 2026 was primarily due to increased payroll and related costs as a result of headcount growth from acquisitions and increases in merit-based compensation, increased depreciation and amortization of acquired intangible assets, and increased equity-based compensation due to grants of additional awards to employees, and movement of certain key personnel from the research and development team to the sales and marketing team with a change in responsibilities. In addition, sales and marketing expenses increased due to increased outside services and contractors costs related to acquisitions, increased marketing expense related to advertising and conferences, and increased allocation of facilities cost due to additional office spaces.
General and Administrative

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change

Equity-based compensation	$8,394	$7,541	$853	11%
All other general and administrative	24,872	21,286	3,586	17%
Total general and administrative	$33,266	$28,827	$4,439	15%
Percent of revenue	15%	23%
General and administrative expenses changed as follows:

Change From 2025 to 2026 QTD
(in thousands)
Increased payroll and related costs	$2,185
Increased technology costs	1,242
Increased facility costs	855
Increased equity-based compensation	853
Increased depreciation and amortization	405
Decreased outside services and contractors	(1,956)
Other items	855
Total change	$4,439
The increase in general and administrative expense for the three months ended March 31, 2026 was primarily due to increased payroll and related costs due to headcount growth from acquisitions, increases in merit-based compensation, increased technology costs from higher utilization of third-party cloud computing services and other third-party IT services, increased allocation of facilities cost due to additional office spaces, increased equity-based compensation due to grants of additional awards to employees, and increased depreciation and amortization of acquired intangible assets. These increases were partially offset by decreased outside services and contractors, as higher costs were incurred in the corresponding period in 2025 related to legal, consulting and accounting professional services supporting the acquisitions.
Non-Operating (Income) Expenses

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change

Interest expense	$12,646	$919	$11,727	1,276%
Other income, net	$(51)	$(2,323)	$(2,272)	(98%)
Interest expense increased in the three months ended March 31, 2026, mainly due to the newly obtained borrowings under the 2025 Credit Agreement with an average aggregate principal outstanding balance of $840.5 million, and the weighted average interest rate was 5.78% in the three months ended March 31, 2026.
Other income, net primarily related to interest income has reduced significantly due to utilization of surplus funds for acquisitions, foreign exchange gains and losses which is driven by fluctuations in exchange rates, and gains and losses related to our investments.

Provision for (Benefit from) Income Taxes

	Three Months Ended March 31,
(In thousands, except percentages)	2026	2025	$ Change	% Change

Provision for (benefit from) income taxes	$(809)	$1,550	$(2,359)	(152%)
The provision for (benefit from) income taxes for the three months ended March 31, 2026 decreased due to the year to date and forecasted pretax loss for the year, as compared to pretax profit in the corresponding periods in 2025. The pretax loss is largely attributable to one time expenses related to acquisitions, amortization of intangibles from acquisitions, as well as increased interest expense from debt incurred to fund acquisitions.
Liquidity and Capital Resources
To date, we have primarily financed our operations through cash flows from operations and financing activities.
As of March 31, 2026, we had total cash and cash equivalents of $81.5 million. Cash equivalents primarily consist of highly-liquid investments in money market funds.
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
The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$17,675	$24,500
Net cash (used in) provided by investing activities	(6,440)	99,525
Net cash used in financing activities	(19,248)	(27,249)
Effect of exchange rate changes on cash and cash equivalents	(1,725)	1,033
Change in cash and cash equivalents during the period	$(9,738)	$97,809
Cash Flows from Operating Activities
Net cash provided by operating activities of $17.7 million during the three months ended March 31, 2026 was primarily the result of our net loss adjusted by non-cash charges, including equity-based compensation, operating lease expense, and depreciation and amortization of $61.7 million, which was partially offset by a decrease in changes in operating assets and liabilities of $44.0 million. Cash flows resulting from changes in operating assets and liabilities includes decreased accrued expenses and other liabilities of $32.8 million primarily due to payments of 2025 accrued bonus, increased prepaid expenses and other assets of $4.1 million due to the timing of prepaid subscriptions with software vendors, increased deferred contract costs of $3.0 million in line with increased revenue arrangements.
Net cash provided by operating activities of $24.5 million during the three months ended March 31, 2025 was primarily the result of our net income plus non-cash charges, including equity-based compensation, operating lease expense and depreciation and amortization, offset by changes in operating assets and liabilities that decreased operating cash flow by $13.9 million. Accounts receivable increased $5.3 million, which comprised of $0.3 million from growth in revenues and $5 million from aging of receivable balances for certain customers due to short-term deterioration in days sales outstanding which we continue to believe are collectible. Prepaid expenses and other assets increased $2.6 million due to timing of prepaid subscriptions with software vendors. Accrued expenses and other liabilities decreased $5.1 million primarily due to 2024 bonus payment, partially offset by increase in professional legal services fees in connection with the Bistro, Enfusion and Beacon acquisitions and accrued bonus for 2025.

Cash Flows from Investing Activities
Net cash used in investing activities of $6.4 million during the three months ended March 31, 2026 was primarily due to purchases of property, equipment and software primarily to support our business growth.
Net cash provided by investing activities of $99.5 million during the three months ended March 31, 2025 was primarily due to $89.5 million of proceeds from sale of available-for-sale investments in preparation for utilizing cash in the closing of the business combinations in April 2025, and $16.2 million of proceeds from maturities of investments, which was offset by $4.7 million in purchases of held-to-maturity investments and $1.5 million in purchases of property, equipment and software.
Cash Flows from Financing Activities
Net cash used in financing activities of $19.2 million during the three months ended March 31, 2026 was primarily due to $17.0 million repayment of borrowings, and $2.2 million payment of tax withholding on behalf of employees related to net share settlement.
Net cash used in financing activities of $27.2 million during the three months ended March 31, 2025 comprises of $24.4 million for payment of tax withholding on behalf of employees related to net share settlement, $2.1 million for payment of debt issuance costs, and $0.7 million repayment of borrowings.
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
Recent Adopted Accounting Pronouncement
In July 2025, the FASB issued ASU 2025-05, Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU relates to estimating credit losses under CECL for current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers, including those acquired in a transaction accounted for under ASC 805, Business Combinations. The Company adopted ASC 2025-05 for the year ending December 31, 2026, and applied the new requirements prospectively to the current interim period. The adoption did not have a material impact on our condensed consolidated financial statements.
Recent Issued Accounting Pronouncements
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270)—Narrow-Scope Improvements, which clarifies current interim disclosure requirements and provides additional required interim disclosure guidance. The ASU is effective for interim and annual periods beginning after December 15, 2027 on a retrospective or prospective basis, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
AUM Market Price Risk
A portion of our revenue is derived from fees that are primarily based on the amount of assets on our platform. These fees are stated in basis points, or 1/100th of 1%. Though in substantially all cases we charge a minimum fee regardless of the assets that are loaded onto our platform, our revenues fluctuate based on the value of the assets that our clients maintain on our platform. A total of over $10 trillion of assets was loaded on our platform as of December 31, 2025. Movements in funds invested between different securities or fluctuations in securities prices or investment performance could cause the value of AUM to decline, which would result in lower fees we receive from our clients.
Interest Rate Risk
We have interest rate risk relating to debt and associated interest expense under the 2025 Credit Agreement, which is indexed to the Secured Overnight Financing Rate (“SOFR”). At any time, a rise in interest rates could have a material adverse impact on our earnings and cash flows. Conversely, a decrease in interest rates could result in material increase in earnings and cash flows. We estimate that a hypothetical increase or decrease in SOFR of 100 basis points would increase or decrease, respectively, our interest expense by $8.3 million on an annual basis under the 2025 Credit Agreement at March 31, 2026.
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

Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently in the process of integrating Enfusion and Beacon’s operations, control processes and information systems into our systems and control environment. We believe that we have taken the necessary steps to monitor and maintain appropriate internal controls over financial reporting during this integration.

Inherent Limitations on Effectiveness of Controls
The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected. due to inherent limitations of internal controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2026, none of our officers or directors adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as such term is defined in Item 408(a) of Regulation S-K.

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

Clearwater Analytics Holdings, Inc.

Date: May 7, 2026	By:	/s/ Jim Cox
Jim Cox
Chief Financial Officer
(Principal Financial and Accounting Officer and Authorized Signatory)